Form 10-Q
period 1994-09-30
HOWELL CORP /DE/
filed 1994-11-07
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File Number 1-8704


                               HOWELL CORPORATION
              (Exact name of registrant as specified in its charter)


              Delaware                                74-1223027
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


     1111 Fannin, Suite 1500, Houston, Texas            77002
     (Address of principal executive offices)         (Zip Code)


                                (713) 658-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X      No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.


     Class                         Outstanding at November 1, 1994
     Common Stock, $1.00 par value                4,836,876




                          This report contains 10 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX



                                                                    Page No.

PART  I.  FINANCIAL INFORMATION

Item 1.   Consolidated Statements of Earnings --
       Three and nine months ended September 30, 1994 and 1993         3

     Consolidated Balance Sheets --
       September 30, 1994 and December 31, 1993                        4

     Consolidated Statements of Cash Flows --
       Nine months ended September 30, 1994 and 1993                   5

     Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                     7 - 9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                             9

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 1)






CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
Howell Corporation and Subsidiaries
                                                   Three Months Ended    Nine Months Ended
                                                       September 30,        September 30,
                                                           1994      1993      1994      1993

                                                               (In thousands, except
                                                               per share amounts)

Revenues                                               $120,530   $98,119  $317,217  $320,905
Cost and expenses:
     Products including operating expenses              115,951    94,119   304,315   309,617
     Selling, general and administrative expenses         2,729     2,310     8,220     7,310
                                                        118,680    96,429   312,535   316,927
Other income (expense):
     Interest expense                                     (578)     (402)   (1,622)   (1,353)
     Interest income                                         11        65        42       282
     Other-net                                               26      (16)        42      (31)
                                                          (541)     (353)   (1,538)   (1,102)
Earnings before income taxes                              1,309     1,337     3,144     2,876
Provision for income taxes                                  433       395     1,011       856
Net earnings                                               $876      $942    $2,133    $2,020

Net earnings per common share                              $.06      $.07      $.07      $.20

Cash dividends per common share                            $.04      $.04      $.12      $.12

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Howell Corporation and Subsidiaries
                                                  September 30,  December 31,
                                                          1994      1993

                                                          (In thousands)
     Assets
Current assets:
     Cash and cash equivalents                           $2,399    $3,337
     Trade accounts receivable, less allowance for
         doubtful accounts of $209,000 in 1994
         and $201,000 in 1993                            43,498    30,352
     Inventories                                          3,210     2,573
     Other current assets                                 2,001     1,998
          Total current assets                           51,108    38,260

Property, plant and equipment:
     Oil and gas properties, utilizing the full-cost
          method of accounting                          262,114   256,227
     Mineral fee interests                               18,228    18,260
     Other                                               34,507    32,516
     Less accumulated depreciation, depletion
          and amortization                             (189,615) (181,890)
          Net property and equipment                    125,234   125,113
Other assets                                              1,486     1,169
          Total assets                                 $177,828  $164,542

     Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                   $1,594    $2,055
     Accounts payable                                    40,980    27,521
     Accrued liabilities                                  6,348     4,496
          Total current liabilities                      48,922    34,072
Deferred income taxes                                    18,958    18,216
Other liabilities                                           150       150
Long-term debt                                           33,832    35,879
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $1 par; 690,000 shares issued
           and outstanding                                  690       690
     Common stock, $1 par; 4,836,876 shares issued
           and outstanding                                4,837     4,837
     Additional paid-in capital                          33,518    33,518
     Retained earnings                                   36,921    37,180
          Total shareholders' equity                     75,966    76,225
          Total liabilities and shareholders' equity   $177,828  $164,542

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries
                                               Nine Months Ended September 30,
                                                           1994      1993

                                                 (In thousands)

OPERATING ACTIVITIES:
     Net earnings                                        $2,133    $2,020
     Adjustments for noncash items:
          Depreciation, depletion and amortization        9,181     7,890
          Deferred income taxes                             742       725
          Gain on sales of assets                          (23)      (11)
     Changes in components of working capital from
          operations:
     (Increase) decrease in trade accounts receivable  (13,146)    16,348
     (Increase) decrease in inventories                   (637)       133
     Increase in other current assets                       (3)     (940)
     Increase (decrease) in accounts payable             13,459  (15,867)
     Increase in accrued and other liabilities            1,852       650
          Cash provided by operating activities          13,558    10,948

INVESTING ACTIVITIES:
     Proceeds from the disposition of property            1,444       193
     Additions to property, plant and equipment        (10,723)  (35,627)
     Other, net                                           (317)        25
          Cash utilized in investing activities         (9,596)  (35,409)

FINANCING ACTIVITIES:
     Long-term debt:
          Repayments under revolving credit agreement   (1,700)   (8,550)
          Other repayments, net                           (808)     (356)
     Cash dividends:
          Common stock                                    (581)     (579)
          Preferred stock                               (1,811)   (1,054)
     Issuance of convertible preferred stock                  -    32,860
     Issuance of common stock                                 -        63
          Cash (utilized in) provided by financing
           activities                                   (4,900)    22,384

NET DECREASE IN CASH BALANCE                             $(938)  $(2,077)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:

Interest                                                 $1,014      $576

Income taxes                                                $84       $74

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
September 30, 1994 and 1993




Note 1 - Basis of Financial
Statement Preparation

The consolidated financial statements included herein have been prepared by Howell Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary to a fair statement of the results of operations for the three and nine months ended September 30, 1994 and September 30, 1993. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest
Form 10-K.

Note 2 - Inventories

The components of inventories at the balance sheet dates are as follows:

                              September 30,  December 31,
                                   1994      1993
                                   (In thousands)

     Refined products              $1,415    $1,265
     Crude oil                        849       924
     Other materials and supplies     946       384
                                   $3,210    $2,573

Note 3 - Earnings Per Share

Earnings per common share has been computed by dividing net earnings, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding. Shares issuable in connection with stock options are not included in the per share computations since their dilutive effect is less than 3%. Earnings per share assuming full dilution does not result in a difference from earnings per share assuming no dilution.
The common shares issuable upon conversion of the convertible preferred stock are anti-dilutive, and the common shares issuable in connection with stock options result in a dilutive effect of less than 3%.

Note 4 - Income Taxes

The effective tax rate for the first nine months of 1994 and 1993 was 32% and 29%, respectively.

Note 5 - Commitments and Contingent Liabilities

Information about the Company's commitments and contingent liabilities is included in Notes 8 and 9 to the consolidated financial statements contained in the Company's 1993 Annual Report on Form 10-K. There were no significant changes to such information during the first three quarters of 1994.

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 2)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's principal business segments are oil and gas exploration and production, crude oil marketing, technical fuels and chemical processing, and transportation. Results of operations by segment for the three and nine months ended September 30, 1994 and September 30, 1993 are presented below and discussed in the following sections. The "Other" segment includes primarily depreciation and amortization of certain assets not directly related to those segments identified above. Selling, general and administrative expenses incurred by each business segment are included in the determination of the operating profit (loss) for that business segment. General corporate expenses comprise the balance of selling, general and administrative expenses.

                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                           1994    1993      1994     1993
                                                   (In thousands)
Revenues

Oil and gas exploration and production    $7,442   $8,075   $21,855   $23,480
Crude oil marketing                      109,282   86,867   283,066   288,660
Technical fuels and chemical processing    7,021    6,831    22,098    19,098
Transportation                             3,244    2,331     8,627     6,889
Other                                          -        -        16         -
Intersegment sales                        (6,459)  (5,985)  (18,445) (17,222)
                                         $120,530  $98,119  $317,217 $320,905

                                        Three Months Ended  Nine Months Ended
                                              September 30,      September 30,
                                              1994     1993     1994      1993
                                                       (In thousands)
Earnings

Oil and gas exploration and production       $1,826    $1,815   $4,793   $5,489
Crude oil marketing                             540       276    1,458      479
Technical fuels and chemical processing         132       286      556      237
Transportation                                  309       147      881      361
Other                                           (77)      (15)    (257)     (47)
Operating profit                              2,730     2,509    7,431    6,519
General corporate expenses                     (880)     (819)  (2,749)  (2,541)
Other income (expense)                         (541)     (353)  (1,538)  (1,102)
Earnings before taxes                         1,309     1,337    3,144    2,876
Provision for income taxes                      433       395    1,011      856
Net earnings                                   $876      $942   $2,133   $2,020

Oil & Gas Exploration and Production

Revenues of the oil and gas exploration and production segment for the three months ended September 30, 1994 and 1993 were as follows:

                              Three Months Ended September 30,
                                        1994      1993
                                        (In thousands)
Revenues

Sales of oil and natural gas            $6,374    $7,009
Sales of LaBarge other products            526       510
Gas marketing                              357       408
Minerals leasing and other                 185       148
  Total revenues                        $7,442    $8,075

Production and sales data for the three months ended September 30, 1994 and 1993 were as follows:

                              Three Months Ended September 30,
                                        1994      1993

Production:
  Crude oil (bbls per day)              3,359     3,412
  Natural gas (Mcf per day)             8,642     9,782
  Natural gas liquids (bbls per day)      223       195

Sales prices:
  Crude oil (per bbl)                   $15.82    $15.46
  Natural gas (per Mcf)                   1.72      1.85
  Natural gas liquids (per bbl)           8.90      9.61

Despite a $0.6 million decrease in revenues of the oil and gas exploration and production segment in the third quarter of 1994 when compared to the same quarter in 1993, operating profit remained flat. Lease operating costs were $0.6 million lower between the periods. On an equivalent barrel basis, lease operating expenses fell $1.20 from the 1993 amount of $5.58. The acquisition in August 1993 of mineral properties with royalty production and minimal lease operating costs contributed to this reduction.

The decrease in revenues is attributable primarily to crude oil and natural gas production declines and lower average gas sales prices.

Crude Oil Marketing

Operating profit of the crude oil marketing segment for the nine months ended September 30, 1994 increased $1.0 million when compared to the nine months ended September 30, 1993. The increase in operating profit in 1994 can be attributed to improved profit margins, larger volumes of crude oil marketed and the use by the Company of hedging techniques to reduce the impact of price fluctuations on its margins. These hedging activities began in the third quarter of 1993.

Technical Fuels and Chemical Processing

For the nine month period, the technical fuels and chemicals processing segment showed an improvement in operating results of $0.3 million on increased revenues of $3.0 million. Volumes of research and reference fuels sold increased by 24%. Product and operating cost improvements also contributed to the improved nine month result.

Transportation

The transportation segment reported an operating profit of $0.9 million for the nine months ended September 30, 1994, more than double its 1993 result. The improvement can be attributed to a 25% increase in revenues with only a 19% increase in operating costs. In late August 1994, this segment contracted with Lyondell Petrochemical Company to handle a significant portion of its transportation needs for the next year, resulting in increased revenues for the third quarter of 1994.

Other Income (Expense)

Interest expense for the nine months ended September 30, 1994 increased $0.3 million or 20% when compared to the same period in 1993. The proceeds from the Company's convertible preferred stock offering, which were received April
23, 1993, were used to repay the outstanding balance on the Company's Credit Facility. While the Company did borrow under its Credit Facility in the third quarter to fund the acquisition of the mineral properties, the Company did not have a balance outstanding under its Credit Facility for approximately three months during 1993, resulting in less interest expense in 1993. Interest expense also increased in 1994 due to higher market interest rates as reflected in the rise of the prime interest rate from 6.0% at December 31, 1993 to 7.75% at September 30, 1994.

Interest income for the 1994 period was less than the 1993 period. The proceeds from the preferred stock offering discussed above exceeded the outstanding balance on the Credit Facility, and the excess was invested in short-term investments for approximately three months in 1993, resulting in the higher 1993 amount.

Provision for Income Taxes

For the first nine months of 1994 and 1993 the provision for income taxes was calculated at rates of 32% and 29%, respectively. The variance from the statutory rate of 34% was due to the effect of the percentage depletion deduction, offset slightly in 1994 by higher state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operating activities in the first nine months of 1994 of $13.6 million. During this period, the Company utilized the cash flow generated from operations to reduce the outstanding balance under its Credit Facility by $1.7 million, to invest $10.7 million in exploration and development activities and other additions to property, plant and equipment and to pay a total of $2.4 million of cash dividends to its common and preferred shareholders.


                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit
                 11   Computation of Earnings per Share

     (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the third quarter of 1994.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Howell Corporation
     (Registrant)



Date:  October 31, 1994          /s/ Allyn R. Skelton, II

                                 Allyn R. Skelton, II
                                 Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)