Form 10-Q
period 1995-03-31
HOWELL CORP /DE/
filed 1995-05-11
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549




                                    FORM 10-Q


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

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

                                Yes    X      No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at April 25, 1995
     Common Stock, $1.00 par value                       4,836,876


                          This report contains 13 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX



                                                                      Page No.
Part  I.  Financial Information

Item 1.   Consolidated Statements of Earnings --
       Three months ended March 31, 1995 and 1994                          3

     Consolidated Balance Sheets --
       March 31, 1995 and December 31, 1994                                4

     Consolidated Statements of Cash Flows --
       Three months ended March 31, 1995 and 1994                          5

     Notes to Consolidated Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           9


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                 12

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 1)



CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                    Quarter Ended March 31,
                                                          1995     1994

                                                     (In thousands, except
                                                       per share amounts)

Revenues                                               $151,516   $87,674
                                                       --------   -------
Cost and expenses:
     Products including operating expenses              146,823    83,979
     Selling, general and administrative expenses         2,856     2,659
                                                       --------   -------
                                                        149,679    86,638
                                                       --------   -------
Other income (expense):
     Interest expense                                      (627)     (509)
     Interest income                                         43         6
     Other-net                                               (4)      (28)
                                                       --------   -------
                                                           (588)     (531)
                                                       --------   -------

Earnings before income taxes                              1,249       505
Provision for income taxes                                  417       153
                                                       --------   -------
Net earnings                                           $    832   $   352
                                                       ========   =======

Weighted average common shares outstanding                4,837     4,837
                                                       ========   =======

Net earnings (loss) per common share                   $    .05   $  (.05)
                                                       ========   =======

Cash dividends per common share                        $    .04   $   .04
                                                       ========   =======

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                       March 31, December 31,
                                                           1995     1994
                                                         (In thousands)
                    Assets
Current assets:
     Cash and cash equivalents                         $  2,631  $  3,340
     Trade accounts receivable, less allowance for
        doubtful accounts of $223,000 in 1995 and
        $214,000 in 1994                                 58,025    48,432
     Inventories                                          3,064     2,655
     Other current assets                                 1,605     1,520
                                                       --------  --------
          Total current assets                           65,325    55,947
                                                       --------  --------

Property, plant and equipment:
     Oil and gas properties, utilizing the full-cost
        method of accounting                            273,283   264,430
     Fee mineral properties, unproven                    18,188    18,200
     Other                                               99,311    34,837
     Less accumulated depreciation, depletion and
        amortization                                   (195,943) (192,694)
                                                       --------  --------
          Net property and equipment                    194,839   124,773
                                                       --------  --------
Other assets, net of accumulated amortization of
   $56,000 in 1995                                        2,255     1,720
                                                       --------  --------
          Total assets                                 $262,419  $182,440
                                                       ========  ========

          Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                   $7,484    $2,670
     Accounts payable                                    52,825    46,178
     Accrued liabilities                                  5,335     5,152
                                                       --------  --------
          Total current liabilities                      65,644    54,000
                                                       --------  --------
Deferred income taxes                                    19,597    19,273
                                                       --------  --------
Other liabilities                                           150       150
                                                       --------  --------
Long-term debt                                          101,074    33,098
                                                       --------  --------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $1 par value; 690,000 shares
        issued and outstanding in 1995 and 1994,
        liquidation value of $17,250,000                    690       690
     Common stock, $1 par value; 4,836,876 issued and
        outstanding in 1995 and 1994                      4,837     4,837
     Additional paid-in capital                          33,518    33,518
     Retained earnings                                   36,909    36,874
                                                       --------  --------
          Total shareholders' equity                     75,954    75,919
                                                       --------  --------
          Total liabilities and shareholders' equity   $262,419  $182,440
                                                       ========  ========
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                      Quarter Ended March 31,
                                                          1995      1994
                                                           (In thousands)
OPERATING ACTIVITIES:
     Net earnings                                       $   832   $   352
     Adjustments for noncash items:
          Depreciation, depletion and amortization        3,342     3,052
          Deferred income taxes                             324        (6)
          Loss (gain) on sales of assets                      1       (22)
     Increase in trade accounts receivable               (9,593)   (5,381)
     (Increase) decrease in inventories                    (409)      503
     (Increase) decrease in other current assets            (85)      432
     Increase in accounts payable                         6,647     2,727
     Increase in accrued and other liabilities              183     1,087
                                                        -------   -------
          Cash provided by operating activities           1,242     2,744
                                                        -------   -------

INVESTING ACTIVITIES:
     Proceeds from the disposition of property                3       253
     Additions to property, plant and equipment         (73,356)   (4,425)
     Other, net                                            (591)     (314)
                                                        -------   -------
          Cash utilized in investing activities         (73,944)   (4,486)
                                                        -------   -------

FINANCING ACTIVITIES:
     Long-term debt:
          Borrowings under revolving credit agreement    15,300       800
          Borrowing under term loan agreement            57,500         -
          Other repayments                                  (10)     (126)
     Cash dividends:
          Common shareholders                              (193)     (193)
          Preferred shareholders                           (604)     (604)
                                                        -------   -------
          Cash provided by (utilized in) financing
             activities                                  71,993      (123)
                                                        -------   -------

NET DECREASE IN CASH BALANCE                            $  (709)  $(1,865)
                                                        =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:

Interest                                                $   612   $   225
                                                        =======   =======
Income taxes                                            $    62   $    16
                                                        =======   =======

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
March 31, 1995 and 1994

Note 1 - Basis of Financial Statement Preparation

The consolidated financial statements included herein have been prepared by Howell Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three months ended March 31, 1995 and 1994. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Note 2 - Inventories

The components of inventories at the balance sheet dates are as follows:

                              March 31, December 31,
                                 1995       1994

                                  (In thousands)

    Refined products            $1,506     $1,333
    Crude oil                    1,033        578
    Other materials and supplies   525        744
                                ------     ------
                                $3,064     $2,655
                                ======     ======

In order to mitigate the effects of future price fluctuations, the Company uses a limited program of hedging its crude oil inventories. Crude oil futures contracts are used as the hedging tool. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions.

Note 3 - Acquisition of Oil and Gas Properties

In March 1995, the Company acquired all of the Mississippi operated properties and certain other assets of Norcen Explorer, Inc., for $5.8 million. The properties include working interests in six fields with 21 producing wells. The estimated proved reserves acquired were 961,029 barrels of oil and 1.0 Bcf of natural gas.

Note 4 - Acquisition of Pipeline Assets

On March 31, 1995, the Company acquired from Exxon Pipeline Company ("Exxon") two interstate crude oil pipeline systems and one intrastate crude oil pipeline system. The interstate pipeline systems are located in Florida/Alabama ("Jay
System") and Mississippi/Louisiana ("MS System"). The intrastate system is located in Texas ("Texas System"). Collectively, the purchase of these pipelines and related assets comprise the "Exxon Transaction".

The Texas System consists of a 555-mile pipeline system extending from Groesbeck, Texas, south to Texas City, Texas, and tanks for crude oil storage with a total capacity of approximately 1.9 million barrels. The Jay System consists of a 90-mile pipeline system that extends west from Santa Rosa County, Florida, to Mobile County, Alabama, and includes tanks with approximately 0.2 million barrels of storage capacity. The MS System consists of a 230-mile pipeline system extending from Jones County, Mississippi, to Baton Rouge, Louisiana, and includes storage capacity of approximately 0.2 million barrels.

The total negotiated purchase price paid to Exxon for the Exxon Transaction was $63.5 million. Of this amount, $6.3 million of the purchase price was paid as a deposit in February 1995 and the remainder at closing of the Exxon Transaction. The Exxon Transaction was financed through borrowings from banks. See Note 7 below.

Note 5 - Earnings Per Share

Earnings  (loss)  per  common share has been computed by dividing  net  earnings
(loss), after reduction for preferred stock dividends, by the weighted average number of common shares outstanding. Shares issuable in connection with stock options are not included in the per share computations since their dilutive effect is less than 3%. Earnings per share assuming full dilution does not result in a difference from earnings per share assuming no dilution. The common shares issuable upon conversion of the convertible preferred stock are anti-dilutive, and the common shares issuable in connection with stock options result in a dilutive effect of less than 3%.

Note 6 - Income Taxes

The effective tax rate for the first quarter of 1995 and 1994 was 33% and 30%, respectively.

Note 7 - Debt and Available Credit Facilities

On March 31, 1995, the Company replaced the Credit Facility and the LC Facility, as described in Note 5 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, with two new credit facilities. The Credit Facility was replaced with a new credit facility among Howell Petroleum Corporation and Bank One, Texas, N.A., Bank of Montreal, Compass Bank - Houston and Den norske Bank AS (the "HPC Credit Facility"). The borrowing base under the HPC Credit Facility was $43.3 million at March 31, 1995, and will decline by $0.8 million monthly beginning May 1, 1995, until such time as it is redetermined. The borrowing base is reviewed semi-annually by the banks with mandatory payments if the borrowing base, as determined solely by the banks based on the Company's interest in proved oil and gas reserves, is less than the outstanding balance on the loan. The HPC Credit Facility provides for a revolving period until June 1, 1997, with interest to be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HPC Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR. At the end of the revolving period, the revolving loan converts automatically to a four-year term loan, with principal payments to be made in sixteen quarterly installments along with accrued interest on the unpaid principal balance at a rate equal to the prime rate. The HPC Credit Facility also provides for the issuance of letters of credit in an amount up to $5.0 million. The amount of letters of credit outstanding reduces the amount of the available commitment.

The HPC Credit Facility is collateralized by mortgages on substantially all of the Company's producing oil and gas properties, the common stock of Howell Petroleum Corporation (HPC), the common stock of Howell Crude Oil Company (HCO) and the guarantee of the Company. There is no compensating balance requirement, and the HPC Credit Facility carries a commitment fee of 3/8% on the available portion of the commitment. Material covenants and restrictions include requirements to maintain a current ratio of current assets plus the available portion of the commitment to current liabilities, as defined in the HPC Credit Facility, of at least 1:1, to maintain tangible net worth, as defined in the HPC Credit Facility, of a floating amount that was $65.7 million at March 31, 1995, and to prohibit certain defined types of additional indebtedness and the granting of certain liens on the Company's assets without the banks' approval.

The LC Facility was replaced with a new credit facility among Howell Crude Oil Company, Bank One, Texas, N.A., Bank of Montreal, Compass Bank - Houston and Den norske Bank AS (the "HCO Credit Facility"). The HCO Credit Facility provides for a term loan in an amount of $57.5 million and for the issuance of letters of credit in the aggregate not to exceed the lesser of the commitment of $15 million or the Borrowing Base, as defined in the HCO Credit Facility. At March 31, 1995, the Borrowing Base was $16.3 million.

Repayment of the term loan will occur over a period not to exceed seven years. Beginning in July 1995, the Company will make payments in quarterly installments of $1.4 million. In addition, the Company is required to make additional repayments of the term loan, beginning in the second quarter of 1996, equal to 60% of Excess Cash Flow, as defined in the HCO Credit Facility. Interest will be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HCO Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR.

The HCO Credit Facility carries a commitment fee of 1/4% on the available portion of the commitment for letters of credit. There is no compensating balance requirement. The HCO Credit Facility is collateralized by the inventory and accounts receivable of HCO, the pipeline properties acquired in the Exxon Transaction, the common stock of HCO and its subsidiaries, the common stock of HPC, and the guarantee of the Company.

Note 8 - Commitments and Contingent Liabilities

Information about the Company's commitments and contingent liabilities is included in Notes 8 and 9 to the consolidated financial statements contained in the Company's 1994 Annual Report on Form 10-K. There were no significant changes to such information during the first quarter of 1995.

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 2)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The  Company's  principal  business segments are oil  and  gas  exploration  and production, crude oil marketing, technical fuels and chemical processing, and transportation. Results of operations by segment for the three months ended March 31, 1995 and 1994 are presented below and discussed in the following sections. The "Other" segment includes primarily depreciation and amortization of certain assets not directly related to those segments identified above. Selling, general and administrative expenses incurred by each business segment are included in the determination of the operating profit (loss) for that business segment. General corporate expenses comprise the balance of selling, general and administrative expenses.

                                                  Three Months Ended March 31,
                                                          1995     1994
                                                         (In thousands)
Revenues

Oil and gas exploration and production                 $  7,546   $ 6,960
Crude oil marketing                                     138,880    76,521
Technical fuels and chemical processing                   7,697     7,200
Transportation                                            3,962     2,517
Intersegment Sales                                       (6,569)   (5,524)
                                                       --------   -------
                                                       $151,516   $87,674
                                                       ========   =======

Earnings

Oil and gas exploration and production                 $  1,712   $ 1,075
Crude oil marketing                                         513       373
Technical fuels and chemical processing                     262       295
Transportation                                              336       271
Other                                                       (65)     (105)
                                                       --------   -------
Operating profit                                          2,758     1,909
General corporate expense                                  (921)     (873)
Other income (expense)                                     (588)     (531)
                                                       --------   -------
Earnings before income taxes                              1,249       505
Provision for income taxes                                  417       153
                                                       --------   -------
Net earnings                                           $    832   $   352
                                                       ========   =======

Oil & Gas Exploration and Production

Revenues of the oil and gas exploration and production segment for the three months ended March 31, 1995 and 1994 were as follows:

                                                  Three Months Ended March 31,
                                                          1995     1994
                                                          (In thousands)

Sales of oil and natural gas                             $6,503    $5,827
Sales of LaBarge other products                             537       640
Gas marketing                                               419       382
Minerals leasing and other                                   87       111
                                                         ------    ------
   Total revenues                                        $7,546    $6,960
                                                         ======    ======

Production and sales price per unit data for the three months ended March 31, 1995 and 1994 were as follows:

                                                  Three Months Ended March 31,
                                                           1995     1994
                                                          (In thousands)
Production:
  Crude oil (bbls per day)                                3,493     3,554
  Natural gas (Mcf per day)                               9,223     9,758
  Natural gas liquids (bbls per day)                        232       211

Sales prices:
  Crude oil (per bbl)                                    $15.90    $12.51
  Natural gas (per Mcf)                                    1.47      1.92
  Natural gas liquids (per bbl)                            9.84      7.85

Revenues from the sales of crude oil and natural gas increased due primarily to a 27% increase in the average sales price of the Company's crude oil production. The effect on the Company's revenues of this rise in price was partially mitigated by a decrease in the volume and sales price of the Company's natural gas production.

Operating profit of the oil and gas exploration and production segment in the first quarter of 1995 was $1.7 million, an increase of $0.7 million from the first quarter of 1994. This improvement can be atrributed primarily to the improved revenues discussed above. A small reduction in G&A costs in the first quarter of 1995 when compared to the first quarter of 1994 was offset by a similar increase in depreciation, depletion and amortization between the two periods.

Crude Oil Marketing

Operating profit of the crude oil marketing segment increased $0.1 million when compared to the prior year period. This increase in profit can be attributed to a higher level of activity than in the 1994 period. The Company marketed approximately 45% more barrels than in the first quarter of 1994. The margin on these additional barrels resulted in higher operating profits. The increase in barrels combined with a more than $3 per barrel increase in oil prices between the two periods resulted in the 81% increase in revenues for this segment.

Technical Fuels and Chemical Processing

The technical fuels and chemical processing segment reported an operating profit of $0.3 million for the first quarter of 1995, the same operating profit as reported for the 1994 quarter. A slight decrease in the volume of research and reference fuels sold in the 1995 period was offset by higher levels of chemical toll processing revenues. The decline in fuels sold resulted from the timing of purchases by customers.

Transportation

Operating profit of the transportation segment increased 24% on a 57% increase in revenues in the 1995 first quarter when compared to the 1994 period. Operating problems in the plant of a major customer resulted in decreased utilization of the Company's transportation fleet. Fixed operating costs did not decline with the utilization decrease, resulting in higher average costs per dollar of revenue in the 1995 quarter.

Other Income (Expense)

Interest expense increased 23% in the first quarter of 1995 when compared to the first quarter of 1994. The majority of this increase can be attributed to higher market interest rates. In the 1995 quarter, market interest rates averaged more than 2.5% greater than in the 1994 period. Since the majority of the Company's debt bears interest at market interest rates, this increase in rates negatively impacted the Company.

Provision for Income Taxes

The effective tax rate was 33% and 30% in the first quarter of 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operating activities in the first quarter of 1995 of $1.2 million. During this quarter, the Company utilized the cash flow generated from operations, $0.2 million of the cash on hand at December 31, 1994, and net borrowings of $72.8 million to invest $73.4 million in additions to property, plant and equipment and to pay $0.8 million of cash dividends to common and preferred shareholders.

The additions to property, plant and equipment consisted primarily of the acquisition of all of the Mississippi operated oil and gas properties and certain other assets of Norcen Explorer, Inc. (Norcen) for $5.8 million and the acquisition of three crude oil pipeline systems from Exxon Pipeline Company (Exxon) for $63.5 million.

These acquisitions were financed by two new credit facilities that replaced the existing Credit Facility and LC Facility described in Note 5 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The Credit Facility was replaced with a new credit facility among Howell Petroleum Corporation and Bank One, Texas, N.A., Bank of Montreal, Compass Bank
- - Houston and Den norske Bank AS (the "HPC Credit Facility"). The borrowing base under the HPC Credit Facility was $43.3 million at March 31, 1995, and will decline by $0.8 million monthly beginning May 1, 1995, until such time as it is
redetermined.   The borrowing base is reviewed semi-annually by the  banks  with mandatory payments if the borrowing base, as determined solely by the banks based on the Company's interest in proved oil and gas reserves, is less than the outstanding balance on the loan. The HPC Credit Facility provides for a revolving period until June 1, 1997, with interest to be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HPC Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR. At the end of the revolving period, the revolving loan converts automatically to a four-year term loan, with principal payments to be made in sixteen quarterly installments along with accrued interest on the unpaid principal balance at a rate equal to the prime rate. The HPC Credit Facility also provides for the issuance of letters of credit in an amount up to $5.0 million. The amount of letters of credit outstanding reduces the amount of the available commitment.

The HPC Credit Facility is collateralized by mortgages on substantially all of the Company's producing oil and gas properties, the common stock of Howell Petroleum Corporation (HPC), the common stock of Howell Crude Oil Company (HCO) and the guarantee of the Company. There is no compensating balance requirement, and the HPC Credit Facility carries a commitment fee of 3/8% on the available portion of the commitment. Material covenants and restrictions include requirements to maintain a current ratio of current assets plus the available portion of the commitment to current liabilities, as defined in the HPC Credit Facility, of at least 1:1, to maintain tangible net worth, as defined in the HPC Credit Facility, of a floating amount that was $65.7 million at March 31, 1995, and to prohibit certain defined types of additional indebtedness and the granting of certain liens on the Company's assets without the banks' approval.

The LC Facility was replaced with a new credit facility among Howell Crude Oil Company, Bank One, Texas, N.A., Bank of Montreal, Compass Bank - Houston and Den norske Bank AS (the "HCO Credit Facility"). The HCO Credit Facility provides for a term loan in an amount of $57.5 million and for the issuance of letters of credit in the aggregate not to exceed the lesser of the commitment of $15 million or the Borrowing Base, as defined in the HCO Credit Facility. At March 31, 1995, the Borrowing Base was $16.3 million.

Repayment of the term loan will occur over a period not to exceed seven years. Beginning in July 1995, the Company will make payments in quarterly installments of $1.4 million. In addition, the Company is required to make additional repayments of the term loan, beginning in the second quarter of 1996, equal to 60% of Excess Cash Flow, as defined in the HCO Credit Facility. Interest will be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HCO Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR.

The HCO Credit Facility carries a commitment fee of 1/4% on the available portion of the commitment for letters of credit. There is no compensating balance requirement. The HCO Credit Facility is collateralized by the inventory and accounts receivable of HCO, the pipeline properties acquired in the Exxon Transaction, the common stock of HCO and its subsidiaries, the commmon stock of HPC and the guarantee of the Company.


                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     10.1 Credit Agreement Among Howell Petroleum Corporation, as Borrower, Bank One, Texas, N.A. as Agent and as a Lender, Bank of Montreal, as a Lender, Compass Bank - Houston as a Lender and Den norske Bank AS, as a Lender, dated as of March 31, 1995.
      10.2 Guaranty by Howell Corporation in Favor of Bank One, Texas, National Association, as Agent, dated as of March 31, 1995 - Credit Facility to Howell Petroleum Corporation
      10.3 Credit Agreement Among Howell Crude Oil Company, as Borrower, Bank One, Texas, N.A. as Agent and as a Lender, Bank of Montreal, as a Lender, Compass Bank - Houston as a Lender and Den norske Bank AS, as a Lender, dated as of March 31, 1995.
      10.4 Guaranty by Howell Corporation in Favor of Bank One, Texas, National Association, as Agent, dated as of March 31, 1995 - Credit Facility to Howell Crude Oil Company.
      10.5 Guaranty by Howell Pipeline Texas, Inc., in Favor of Bank One, Texas, National Association, as Agent, dated as of March 3,1 1995 - Credit Facility to Howell Crude Oil Company.
      10.6 Guaranty by Howell Pipeline USA, Inc. in Favor of Bank One, Texas, National Association, as Agent, dated as of March 31, 1995 - Credit Facility to Howell Crude Oil Company.
     11   Computation of Earnings per Share

(b)  Reports on Form 8-K
      A report on Form 8-K was filed on March 6, 1995, announcing that the Registrant had signed a Purchase and Sale Agreement with Exxon Pipeline Company to acquire three crude oil pipelines.

      A report on Form 8-K was filed on March 28, 1995, announcing that the Registrant had purchased all of the Mississippi operated properties and certain other assets of Norcen Explorer, Inc.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Howell Corporation
                           (Registrant)



Date:  May 11, 1995        /s/ Allyn R. Skelton, II
                           ------------------------
                           Allyn R. Skelton, II
                           Senior  Vice  President  &  Chief Financial Officer
                           (Principal Financial and Accounting Officer)