Form 10-Q
period 1995-06-30
HOWELL CORP /DE/
filed 1995-08-09
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

                                Yes    X      No
                                      ---         ---
Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.


               Class                    Outstanding at July 31, 1995
     -----------------------------      ----------------------------
     Common Stock, $1.00 par value                4,846,894


                          This report contains 13 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX

                                                            Page No.
                                                            --------
PART  I.  FINANCIAL INFORMATION

Item 1.   Consolidated Statements of Earnings --
       Three and six months ended June 30, 1995 and 1994         3

     Consolidated Balance Sheets --
       June 30, 1995 and December 31, 1994                       4

     Consolidated Statements of Cash Flows --
       Six months ended June 30, 1995 and 1994                   5

     Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         9


PART II.  OTHER INFORMATION

Item 4.   Results of the Votes of Security Holders               12

Item 6.   Exhibits and Reports on Form 8-K                       13

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 1)


CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                        Three Months Ended    Six Months Ended
                                                             June 30,             June 30,
                                                           1995      1994      1995      1994
                                                           ----      ----      ----      ----
                                                      (In thousands, except per share amounts)

Revenues                                               $169,768  $109,013  $321,284  $196,687
                                                       --------  --------  --------  --------
Cost and expenses:
     Products including operating expenses              161,744   104,385   308,567   188,364
     Selling, general and administrative expenses         3,086     2,832     5,942     5,491
                                                       --------  --------  --------  --------
                                                        164,830   107,217   314,509   193,855
                                                       --------  --------  --------  --------
Other income (expense):
     Interest expense                                    (2,268)     (535)   (2,895)   (1,044)
     Interest income                                         69        25       112        31
     Other-net                                               17        44        13        16
                                                       --------  --------  --------  --------
                                                         (2,182)     (466)   (2,770)     (997)
                                                       --------  --------  --------  --------
Earnings before income taxes                              2,756     1,330     4,005     1,835
Provision for income taxes                                  999       425     1,416       578
                                                       --------  --------  --------  --------
Net earnings                                           $  1,757  $    905  $  2,589  $  1,257
                                                       ========  ========  ========  ========

Net earnings per common share                          $    .24  $    .06  $    .29  $    .01
                                                       ========  ========  ========  ========

Cash dividends per common share                        $    .04  $    .04  $    .08  $    .08
                                                       ========  ========  ========  ========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Howell Corporation and Subsidiaries
                                                       June 30,  December 31,
                                                         1995       1994
                                                       -------   -----------
                                                            (In thousands)
                    Assets
Current assets:
     Cash and cash equivalents                         $  7,552  $  3,340
     Trade accounts receivable, less allowance for
         doubtful accounts of $208,000 in 1995 and
         $214,000 in 1994                                60,744    48,432
     Inventories                                          2,718     2,655
     Other current assets                                 1,265     1,520
                                                       --------  --------
     Total current assets                                72,279    55,947
                                                       --------  --------
Property, plant and equipment:
     Oil and gas properties, utilizing the full-cost
         method of accounting                           275,969   264,430
     Fee mineral interests, unproven                     18,188    18,200
     Other                                              101,895    34,837
     Less accumulated depreciation, depletion and
         amortization                                  (199,947) (192,694)
                                                       --------  --------
     Net property and equipment                         196,105   124,773
                                                       --------  --------
Other assets, net of accumulated amortization of
     $132,000 in 1995                                     2,763     1,720
                                                       --------  --------
     Total assets                                      $271,147  $182,440
                                                       ========  ========

     Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                   $8,422    $2,670
     Accounts payable                                    55,807    46,178
     Accrued liabilities                                  9,523     5,152
                                                       --------  --------
     Total current liabilities                           73,752    54,000
                                                       --------  --------
Deferred income taxes                                    20,117    19,273
                                                       --------  --------
Other liabilities                                           150       150
                                                       --------  --------
Long-term debt                                          100,123    33,098
                                                       --------  --------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $1 par value; 690,000 shares
        issued and outstanding                              690       690
     Common stock, $1 par value; 4,845,544 shares
         issued and outstanding in 1995; 4,836,876
         shares issued and outstanding in 1994            4,846     4,837
     Additional paid-in capital                          33,601    33,518
     Retained earnings                                   37,868    36,874
                                                       --------  --------
     Total shareholders' equity                          77,005    75,919
                                                       --------  --------
     Total liabilities and shareholders' equity        $271,147  $182,440
                                                       ========  ========
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                   Six Months Ended June 30,
                                                         1995      1994
                                                         ----      ----
                                                          (In thousands)
OPERATING ACTIVITIES:
     Net earnings                                      $  2,589  $  1,257
     Adjustments for noncash items:
     Depreciation, depletion and amortization             7,491     6,133
     Deferred income taxes                                  844       363
     Gain on sales of assets                                 (9)      (23)
     Changes in components of working capital from
        operations:
     Increase in trade accounts receivable              (12,312)  (11,196)
     Increase in inventories                                (63)     (501)
     Decrease in other current assets                       255       729
     Increase in accounts payable                         9,629    11,572
     Increase in accrued and other liabilities            4,371       777
                                                       --------  --------
     Cash provided by operating activities               12,795     9,111
                                                       --------  --------
INVESTING ACTIVITIES:
     Proceeds from the disposition of property              155     1,444
     Additions to property, plant and equipment         (78,837)   (7,297)
     Other, net                                          (1,175)     (208)
                                                       --------  --------
     Cash utilized in investing activities              (79,857)   (6,061)
                                                       --------  --------

FINANCING ACTIVITIES:
     Long-term debt:
     Borrowings (repayments) under revolving credit
       agreement                                         15,300    (2,500)
     Borrowings under term loan agreement                57,500         -
     Other repayments                                       (23)     (796)
     Cash dividends:
     Common shareholders                                   (387)     (385)
     Preferred shareholders                              (1,208)   (1,208)
     Issuance of common stock due to stock option
       exercise                                              92         -
                                                       --------  --------
     Cash provided by (utilized in) financing
       activities                                        71,274    (4,889)
                                                       --------  --------

NET INCREASE (DECREASE) IN CASH BALANCE                $  4,212  $ (1,839)
                                                       ========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:

Interest                                               $  1,336  $    659
                                                       ========  =========
Income taxes                                           $    469  $     76
                                                       ========  =========

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
June 30, 1995 and 1994

Note 1 - Basis of Financial Statement Preparation

The consolidated financial statements included herein have been prepared by Howell Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and six months ended June 30, 1995 and June 30, 1994. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Note 2 - Inventories

The components of inventories at the balance sheet dates are as follows:

                                   June 30, December 31,
                                     1995       1994
                                   -------     ------
                                     (In thousands)

   Refined products                 $1,607     $1,333
   Crude oil                           759        578
   Other materials and supplies        352        744
                                    ------     ------
                                    $2,718     $2,655
                                    ======     ======

Note 3 - Acquisition of Oil and Gas Properties

In March 1995, the Company acquired all of the Mississippi operated properties and certain other assets of Norcen Explorer, Inc., for $5.8 million. The properties include working interests in six fields with 21 producing wells. The estimated proved reserves acquired were 961,029 barrels of oil and 1.0 Bcf of natural gas.

Note 4 - Acquisition of Pipeline Assets

On March 31, 1995, the Company's crude oil marketing segment acquired from Exxon Pipeline Company ("Exxon") two interstate crude oil pipeline systems and one intrastate crude oil pipeline system. The interstate pipeline systems are located in Florida/Alabama ("Jay System") and Mississippi/Louisiana ("MS
System"). The intrastate system is located in Texas ("Texas System"). Collectively, the purchase of these pipelines and related assets comprise the "Exxon Transaction".

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

The following unaudited pro forma information represents the consolidated statements of earnings, assuming the Exxon Transaction had occurred at the beginning of each period presented (in thousands).

                                 Six Months Ended June 30
                                      1995        1994
                                      ----        ----
                                      (In thousands)

     Revenues                       $326,452   $206,164
     Net Earnings                      3,436      2,367
     Net earnings per common share      0.59       0.24

The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Note 5 - Earnings Per Share

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

Note 6 - Income Taxes

The effective tax rate for the first six months of 1995 and 1994 was 35% and 31%, respectively.

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

The HPC Credit Facility is collateralized by mortgages on substantially all of the Company's producing oil and gas properties, the common stock of Howell Petroleum Corporation (HPC), the common stock of Howell Crude Oil Company (HCO) and the guarantee of the Company. There is no compensating balance requirement, and the HPC Credit Facility carries a commitment fee of 3/8% on the available portion of the commitment. Material covenants and restrictions include a current ratio requirement, a tangible net worth requirement, a prohibition of certain defined types of additional indebtedness and a prohibition from the granting of certain liens on the Company's assets without the banks' approval.

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

Repayment of the term loan will occur over a period not to exceed seven years. Beginning in July 1995, the Company will make principal payments in quarterly installments of $1.4 million. In addition, the Company is required to make additional repayments of the term loan, beginning in the second quarter of 1996, equal to 60% of Excess Cash Flow, as defined in the HCO Credit Facility. Interest will be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HCO Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR.

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

Note 8 - Commitments and Contingencies

Information about the Company's commitments and contingent liabilities is included in Notes 8 and 9 to the consolidated financial statements contained in the Company's 1994 Annual Report on Form 10-K. There were no significant changes to such information during the first and second quarters of 1995 except as follows:

Mobile Mineral Corporation, et al, v. Howell Crude Oil Company, et al; Circuit Court of Mobile County, Alabama; CV-95-1564. This lawsuit was filed as a class action in May 1995 by one working interest owner and two royalty owners in the North Frisco City Field alleging breach of contracts by not paying the plaintiffs " . . . the highest available price for oil". Damages claimed by the plaintiffs are unspecified, but are based on allegations of breach of contract and fraud. The Company has filed an answer denying all charges.

Related to this matter, the Company, on July 11, 1995, received a demand letter from the working interest owners in the North Frisco City Field and in the North Rome Field indicating the Company has not paid according to the terms of a "call on production".

The Company was granted a call on a portion of this production but has never exercised the call. Accordingly, the Company has filed a petition for a declaratory judgment to that effect in Texas District Court. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 2)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The  Company's  principal  business segments are oil  and  gas  exploration  and production, crude oil marketing, technical fuels and chemical processing, and transportation. Results of operations by segment for the three and six months ended June 30, 1995 and June 30, 1994 are presented below and discussed in the following sections. The "Other" segment includes primarily depreciation and amortization of certain assets not directly related to those segments identified above. Selling, general and administrative expenses incurred by each business segment are included in the determination of the operating profit (loss) for that business segment. General corporate expenses comprise the balance of selling, general and administrative expenses.

                                                       Three Months Ended    Six Months Ended
                                                             June 30,             June 30,
                                                          1995     1994       1995      1994
                                                                      (In thousands)
Revenues

Oil and gas exploration and production                 $  8,189  $  7,453  $ 15,735  $ 14,413
Crude oil marketing                                     157,572    97,263   296,452   173,784
Technical fuels and chemical processing                   7,044     7,877    14,741    15,077
Transportation                                            3,887     2,866     7,849     5,383
Other                                                         -        16         -        16
Intersegment sales                                       (6,924)   (6,462)  (13,493)  (11,986)
                                                       --------  --------  --------  --------
                                                       $169,768  $109,013  $321,284  $196,687
                                                       ========  ========  ========  ========

Earnings

Oil and gas exploration and production                 $  2,265  $  1,892  $  3,977  $  2,967
Crude oil marketing                                       3,134       545     3,647       918
Technical fuels and chemical processing                     363       129       625       424
Transportation                                              177       301       513       572
Other                                                       (58)      (75)     (123)     (180)
                                                       --------  --------  --------  --------
Operating profit                                          5,881     2,792     8,639     4,701
General corporate expenses                                 (943)     (996)   (1,864)   (1,869)
Other income (expense)                                   (2,182)     (466)   (2,770)     (997)
                                                       --------  --------  --------  --------
Earnings before taxes                                     2,756     1,330     4,005     1,835
Provision for income taxes                                  999       425     1,416       578
                                                       --------  --------  --------  --------
Net earnings                                           $  1,757  $    905  $  2,589  $  1,257
                                                       ========  ========  ========  ========

Oil & Gas Exploration and Production

Revenues of the oil and gas exploration and production segment for the three months ended June 30, 1995 and 1994 were as follows:

                                   Three Months Ended June 30,
                                         1995       1994
                                        (In thousands)

Sales of oil and natural gas           $7,151    $6,484
Sales of LaBarge other products           419       455
Gas marketing                             526       409
Minerals leasing and other                 93       105
                                       ------    ------
     Total revenues                    $8,189    $7,453
                                       ======    ======

Production and sales data for the three months ended June 30, 1995 and 1994 were as follows:

                                   Three Months Ended June 30,
                                         1995      1994

Production:
  Crude oil (bbls per day)              3,706     3,428
  Natural gas (Mcf per day)             9,683     8,459
  Natural gas liquids (bbls per day)      206       225

Sales prices:
  Crude oil (per bbl)                  $16.69    $15.58
  Natural gas (per Mcf)                  1.46      1.80
  Natural gas liquids (per bbl)         10.04      8.00

Revenues from sales of crude oil and natural gas increased $0.7 million or 10% in the 1995 second quarter when compared to the same quarter in 1994. An increase of 8% in the Company's daily oil production over the 1994 quarter combined with a $1.11 higher oil sales price accounted for most of the increase. Natural gas production volumes improved from 8,459 Mcf per day to 9,683 Mcf per day but a decline in the related sales prices produced an overall decrease in revenues from natural gas production. The improved daily production volumes are attributable to the production from the properties acquired from Norcen Explorer, Inc., (Norcen) in the first quarter of 1995, and greater natural gas production from the Company's LaBarge property. In the second quarter of 1994, the plant that processes the Company's LaBarge production was shut down for a plant turnaround. A turnaround has not occurred in 1995, nor is one scheduled to occur. Additionally, the Company's recent discovery, the Cauthen 6-15 #1 well in Mississippi, added 301 Mcf per day to 1995 natural gas production volumes. See Note 3 of Notes to Consolidated Financial Statements.

Revenues from sales of other products at LaBarge decreased in the second quarter of 1995 when compared to the second quarter of 1994 primarily due to lower carbon dioxide sales. A contract expired in April 1995 and sales volumes in May and June fell as a result. A new contract for carbon dioxide sales begins in July 1995.

Operating profit of the oil and gas exploration and production segment in the second quarter of 1995 was $2.3 million, an increase of $0.4 million over the second quarter of 1994. Higher revenues, as discussed above, contributed to the operating profit improvement. Additionally, DD&A per barrel declined slightly in the 1995 period to $4.88 per barrel. These positive impacts on operating profit were partially offset by a $0.13 per barrel increase in operating costs in the 1995 quarter to $4.28 per barrel.

Crude Oil Marketing

Operating  profit of the crude oil marketing segment for the three months  ended
June  30,  1995 increased $2.6 million when compared to the three  months  ended
June 30, 1994. The increase in operating profit is attributable primarily to the operating profits generated from the crude oil pipeline assets acquired on March 31, 1995 from Exxon Pipeline Company (Exxon). See Note 4 of Notes to Consolidated Financial Statements.

Technical Fuels and Chemical Processing

The technical fuels and chemical processing segment generated operating profit of $0.4 million in the second quarter of 1995, an improvement of $0.2 million over the same period in 1994. Although revenues declined when compared to the prior year quarter, the mix of products sold resulted in better margins on those sales in the 1995 period. In addition a slight decline in operating costs in the 1995 quarter contributed to the improved operating profit.

Transportation

The transportation segment reported an operating profit of $0.2 million for the three months ended June 30, 1995. The decrease in operating profit from the 1994 quarter, despite a $1.0 million increase in revenues, resulted from additional maintenance and supply expenditures to bring equipment acquired over the last nine months up to the Company's standards. Costs associated with the commencement of crude oil transportation operations in Mississippi also reduced operating profit.

Other Income (Expense)

Interest expense for the three months ended June 30, 1995 increased $1.7 million when compared to the same period in 1994. As discussed in Notes 3, 4 and 7 of Notes to Consolidated Financial Statements, the Company acquired certain oil and gas properties from Norcen and certain crude oil pipeline assets from Exxon for $5.8 million and $63.5 million, respectively. The increase in debt for these acquisitions combined with higher market interest rates in the 1995 period resulted in the increase in interest expense.

Provision for Income Taxes

For the first six months of 1995 and 1994 the provision for income taxes was calculated at rates of 35% and 31%, respectively. The variance from the federal statutory rate of 34% was due to the effects of the percentage depletion deduction offset by the provision for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operating activities in the first six months of 1995 of $12.8 million. During the period, the Company utilized the cash flow generated from operations and $72.8 million in borrowings under its revolving credit agreement and term loan agreement to invest $78.8 million in additions to property, plant and equipment, to pay a total of $1.6 million of cash dividends to its common and preferred shareholders and to increase its cash balances by $4.2 million.

The additions to property, plant and equipment consisted primarily of the acquisition of all of the Mississippi operated oil and gas properties and certain other assets of Norcen for $5.8 million, the acquisition of three crude oil pipeline systems from Exxon for $63.5 million and additional costs of $1.7 million related to the pipelines acquisition.

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

The HPC Credit Facility is collateralized by mortgages on substantially all of the Company's producing oil and gas properties, the common stock of Howell Petroleum Corporation (HPC), the common stock of Howell Crude Oil Company (HCO) and the guarantee of the Company. There is no compensating balance requirement, and the HPC Credit Facility carries a commitment fee of 3/8% on the available portion of the commitment. Material covenants and restrictions include a current ratio requirement, a tangible net worth requirement, a prohibition of certain defined types of additional indebtedness and a prohibition from the granting of certain liens on the Company's assets without the banks' approval.

The LC Facility was replaced with a new credit facility among HCO, Bank One, Texas, N.A., Bank of Montreal, Compass Bank - Houston and Den norske Bank AS (the "HCO Credit Facility"). The HCO Credit Facility provides for a term loan in an amount of $57.5 million and for the issuance of letters of credit in the aggregate not to exceed the lesser of the commitment of $15 million or the Borrowing Base, as defined in the HCO Credit Facility.

Repayment of the term loan will occur over a period not to exceed seven years. Beginning in July 1995, the Company will make principal payments in quarterly installments of $1.4 million. In addition, the Company is required to make additional repayments of the term loan, beginning in the second quarter of 1996, equal to 60% of Excess Cash Flow, as defined in the HCO Credit Facility. Interest will be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HCO Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR.

The HCO Credit Facility carries a commitment fee of 1/4% on the available portion of the commitment for letters of credit. There is no compensating balance requirement. The HCO Credit Facility is collateralized by the inventory and accounts receivable of HCO, the pipeline properties acquired in the Exxon Transaction, the common stock of HCO and its subsidiaries, the common stock of HPC and the guarantee of the Company.



                           PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

The Annual Meeting of the Shareholders of the Company was held on April 24, 1995, for the following purposes.

(1) To elect two members to the Board of Directors to serve a three-year term as Class I Directors.

      The results of the voting for each of the nominees for director were as follows:

                            Shares      Shares        Broker
                              For       Withheld    Non-Votes
                            ------      --------    ---------
     Paul N. Howell       4,262,020      156,757         -
     John F. Schwarz      4,267,620      151,157         -

      A simple majority of the shares of common stock represented at the meeting was required for each nominee to be elected. Therefore both nominees for director were elected.

(2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 1995.

     The results of the voting on this matter were as follows:

     Shares For                 4,410,567
     Shares Against                 2,550
     Shares Abstaining              5,660
     Broker Non-Votes                   -

      A simple majority of the common shares represented was required for ratification; therefore, the appointment was ratified.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit
         11   Computation of Earnings per Share

     (b) Reports on Form 8-K
         A report on Form 8-K was filed on April 17, 1995 announcing that the Registrant had acquired three crude oil pipelines from Exxon Pipeline Company. An amendment to this Form 8-K was filed on May 25, 1995 providing historical financial data and pro forma data for the assets acquired.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Howell Corporation
                                             (Registrant)



Date:  August 9, 1995                        /s/ Allyn R. Skelton, II
                                             ------------------------
                                             Allyn R. Skelton, II
                                             Senior Vice President & Chief
                                                Financial Officer
                                             (Principal Financial and Accounting
                                                Officer)