Form 10-Q
period 1995-09-30
HOWELL CORP /DE/
filed 1995-11-14
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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

                                Yes    X      No
                                     -----      -----

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.


                Class                   Outstanding at November 1, 1995
     -----------------------------      -------------------------------
     Common Stock, $1.00 par value                4,932,046

                          This report contains 13 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX



                                                                      Page No.
                                                                      --------
PART  I.  FINANCIAL INFORMATION

Item 1.   Consolidated Statements of Earnings --
       Three and nine months ended September 30, 1995 and 1994             3

     Consolidated Balance Sheets --
       September 30, 1995 and December 31, 1994                            4

     Consolidated Statements of Cash Flows --
       Nine months ended September 30, 1995 and 1994                       5

     Notes to Consolidated Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 13

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 1)



                  CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                       Howell Corporation and Subsidiaries

                                                       Three Months Ended  Nine Months Ended
                                                            September 30,    September 30,
                                                          1995      1994      1995    1994
                                                          ----      ----      ----    ----

                                                                 (In thousands, except
                                                                    per share amounts)

Revenues                                               $172,972  $120,530  $494,256  $317,217
Cost and expenses:
     Products including operating expenses              165,955   115,951   474,522   304,315
     Selling, general and administrative expenses         3,077     2,729     9,019     8,220
                                                       --------  --------  --------  --------
                                                        169,032   118,680   483,541   312,535
                                                       --------  --------  --------  --------
Other income (expense):
     Interest expense                                    (2,134)     (578)   (5,029)   (1,622)
     Interest income                                         40        11       152        42
     Other-net                                             (134)       26      (121)       42
                                                       --------  --------  --------  --------
                                                          2,228      (541)    4,998    (1,538)
                                                       --------  --------  --------  --------
Earnings before income taxes                              1,712     1,309     5,717     3,144
Provision for income taxes                                  627       433     2,043     1,011
                                                       --------  --------  --------  --------
Net earnings                                           $  1,085  $    876   $ 3,674   $ 2,133
                                                       ========  ========  ========  ========

Net earnings per common share                          $    .10  $    .06  $    .38   $   .07
                                                       ========  ========  ========  ========

Cash dividends per common share                        $    .04  $    .04  $    .12   $   .12
                                                       ========  ========  ========  ========

See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        Howell Corporation and Subsidiaries

                                                    September 30, December 31,
                                                        1995         1994
                                                        ----         ----
                                                         (In thousands)
     Assets
Current assets:
     Cash and cash equivalents                       $    6,194  $    3,340
     Trade accounts receivable, less allowance for
        doubtful accounts of $217,000 in 1995 and
        $214,000 in 1994                                 60,353      48,432
     Inventories                                          3,304       2,655
     Other current assets                                 2,390       1,520
                                                     ----------  ----------
          Total current assets                           72,241      55,947
                                                     ----------  ----------

Property, plant and equipment:
     Oil and gas properties, utilizing the full-cost
        method of accounting                            278,737     264,430
     Mineral fee interests                               18,188      18,200
     Other                                              104,614      34,837
     Less accumulated depreciation, depletion
        and amortization                               (205,083)   (192,694)
                                                     ----------  ----------
          Net property and equipment                    196,456     124,773
                                                     ----------  ----------
Other assets                                                784       1,720
                                                     ----------  ----------
          Total assets                               $  269,481  $  182,440
                                                     ==========  ==========

     Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt               $    8,423  $    2,670
     Accounts payable                                    54,070      46,178
     Accrued liabilities                                 10,268       5,152
                                                     ----------  ----------
          Total current liabilities                      72,761      54,000
                                                     ----------  ----------
Deferred income taxes                                    20,327      19,273
                                                     ----------  ----------
Other liabilities                                           150         150
                                                     ----------  ----------
Long-term debt                                           98,173      33,098
                                                     ----------  ----------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $1 par; 690,000 shares issued
       and outstanding                                      690         690
     Common stock, $1 par; 4,922,046 shares and
        4,836,876 shares issued and outstanding,
        respectively                                      4,922       4,837
     Additional paid-in capital                          34,302      33,518
     Retained earnings                                   38,156      36,874
                                                     ----------  ----------
          Total shareholders' equity                     78,070      75,919
                                                     ----------  ----------
          Total liabilities and shareholders' equity $  269,481  $  182,440
                                                     ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   Howell Corporation and Subsidiaries

                                                 Nine Months Ended September 30,
                                                          1995      1994
                                                          ----      ----

                                                         (In thousands)

OPERATING ACTIVITIES:
     Net earnings                                     $   3,674  $  2,133
     Adjustments for noncash items:
          Depreciation, depletion and amortization       11,992     9,181
          Deferred income taxes                           1,054       742
          Gain on sales of assets                           (22)      (23)
     Changes in components of working capital
       from operations:
     Increase in trade accounts receivable              (11,921)  (13,146)
     Increase in inventories                               (649)     (637)
     Increase in other current assets                      (870)       (3)
     Increase in accounts payable                         7,892    13,459
     Increase in accrued and other liabilities            5,116     1,852
                                                      ---------  --------
          Cash provided by operating activities          16,266    13,558
                                                      ---------  --------

INVESTING ACTIVITIES:
     Proceeds from the disposition of property            1,166     1,444
     Additions to property, plant and equipment         (84,611)  (10,723)
     Other, net                                             728      (317)
                                                      ---------  --------
          Cash utilized in investing activities         (82,717)   (9,596)
                                                      ---------  --------

FINANCING ACTIVITIES:
     Long-term debt:
          Borrowings (repayments) under revolving
            credit agreement                             14,800    (1,700)
          Borrowings under term loan agreement, net      56,063         -
          Other repayments, net                             (35)     (808)
     Cash dividends:
          Common stock                                     (581)     (581)
          Preferred stock                                (1,811)   (1,811)
     Issuance of common stock                               869         -
                                                      ---------  --------
          Cash provided by (utilized in)
            financing activities                         69,305    (4,900)
                                                      ---------  --------

NET INCREASE (DECREASE) IN CASH BALANCE               $   2,854  $   (938)
                                                      =========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:

Interest                                              $   3,830  $  1,014
                                                      =========  ========

Income taxes                                          $     843  $     84
                                                      =========  ========

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
September 30, 1995 and 1994

Note 1 - Basis of Financial Statement Preparation

The consolidated financial statements included herein have been prepared by Howell Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary to a fair statement of the results of operations for the three and nine months ended September 30, 1995 and September 30, 1994. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Note 2 - Inventories

The components of inventories at the balance sheet dates are as follows:

                                  September 30, December 31,
                                        1995        1994
                                     ----------   --------
                                        (In thousands)

     Refined products                  $1,614     $1,333
     Crude oil                            774        578
     Other materials and supplies         352        744
                                       ------     ------
                                       $3,304     $2,655
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

The following unaudited pro forma information represents the consolidated statements of earnings, assuming the Exxon Transaction had occurred at the beginning of each period presented.

                                Nine Months Ended September 30
                                      1995           1994
                                    -------        -------
                               (In thousands, except per share)

     Revenues                       $499,424     $331,981
     Net earnings                      4,521        3,720
     Net earnings per common share      0.56         0.39

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

Note 6 - Income Taxes

The effective tax rate for the first nine months of 1995 and 1994 was 36% and 32%, respectively.

Note 7 - Debt and Available Credit Facilities

On March 31, 1995, the Company replaced the Credit Facility and the LC Facility, as described in Note 5 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, with two new credit facilities. The Credit Facility was replaced with a new credit facility among Howell Petroleum Corporation and Bank One, Texas, N.A., Bank of Montreal, Compass Bank - Houston and Den norske Bank AS (the "HPC Credit Facility"). The borrowing base under the HPC Credit Facility was $41.5 million at October 1, 1995. The borrowing base is reviewed semi-annually by the banks with mandatory payments if the borrowing base, as determined solely by the banks based on the Company's interest in proved oil and gas reserves, is less than the outstanding balance on the loan. The HPC Credit Facility provides for a revolving period until June 1, 1997, with interest to be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HPC Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR. At the end of the revolving period, the revolving loan converts automatically to a four-year term loan, with principal payments to be made in sixteen quarterly installments along with accrued interest on the unpaid principal balance at a rate equal to the prime rate. The HPC Credit Facility also provides for the issuance of letters of credit in an amount up to $5.0 million. The amount of letters of credit outstanding reduces the amount of the available commitment.

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

Repayment of the term loan will occur over a period not to exceed seven years. In July 1995, the Company began making principal payments in quarterly installments of $1.4 million. In addition, the Company is required to make additional repayments of the term loan, beginning in the second quarter of 1996, equal to 60% of Excess Cash Flow, as defined in the HCO Credit Facility. Interest will be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HCO Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR.

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

Note 8 - Commitments and Contingencies

Information about the Company's commitments and contingent liabilities is included in Notes 8 and 9 to the consolidated financial statements contained in the Company's 1994 Annual Report on Form 10-K. There were no significant changes to such information during the first three quarters of 1995 except as follows:

Mobile Mineral Corporation, et al, v. Howell Crude Oil Company, et al; Circuit Court of Mobile County, Alabama; CV-95-1564. This lawsuit was filed as a class action in May 1995 by one working interest owner and two royalty owners in the North Frisco City Field alleging breach of contracts by not paying the plaintiffs " . . . the highest available price for oil". Damages claimed by the plaintiffs are approximately $3.8 million and are based on numerous damage theories including, but not limited to, allegations of breach of contract and fraud. The complaint also seeks punitive damages. The Company has filed an answer denying all charges.

Related to this matter, the Company, on July 11, 1995, received a demand letter from the working interest owners in the North Frisco City Field and in the North Rome Field indicating the Company has not paid according to the terms of a "call on production".

The Company was granted a call on a portion of this production but has never exercised the call. Accordingly, the Company has filed a petition for a declaratory judgment to that effect in Texas District Court. The defendants in this action have counterclaimed against the Company. These claims are similar in nature to the Alabama litigation. One of the defendants, John Faulkinberry, has filed a counterclaim against the Company seeking actual damages of $70,000 and punitive damages of $100,000,000. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 2)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The  Company's  principal  business segments are oil  and  gas  exploration  and production, crude oil marketing, technical fuels and chemical processing, and transportation. Results of operations by segment for the three and nine months ended September 30, 1995 and September 30, 1994 are presented below and discussed in the following sections. The "Other" segment includes primarily depreciation and amortization of certain assets not directly related to those segments identified above. Selling, general and administrative expenses incurred by each business segment are included in the determination of the operating profit (loss) for that business segment. General corporate expenses comprise the balance of selling, general and administrative expenses.

                                                       Three Months Ended   Nine Months Ended
                                                           September 30,      September 30,
                                                         1995      1994      1995      1994
                                                         ----      ----      ----      ----
                                                                    (In thousands)
Revenues

Oil and gas exploration and production                 $  7,907  $  7,442  $ 23,642  $ 21,855
Crude oil marketing                                     161,497   109,282   457,949   283,066
Technical fuels and chemical processing                   6,729     7,021    21,470    22,098
Transportation                                            4,133     3,244    11,982     8,627
Other                                                         -         -         -        16
Intersegment sales                                       (7,294)   (6,459)  (20,787)  (18,445)
                                                       --------  --------  --------  --------
                                                       $172,972  $120,530  $494,256  $317,217
                                                       ========  ========  ========  ========

                                                       Three Months Ended   Nine Months Ended
                                                           September 30,      September 30,
                                                         1995      1994      1995      1994
                                                         ----      ----      ----      ----
                                                                    (In thousands)
Earnings

Oil and gas exploration and production                 $  1,494  $  1,826  $  5,471  $  4,793
Crude oil marketing                                       2,830       540     6,477     1,458
Technical fuels and chemical processing                     226       132       851       556
Transportation                                              289       309       802       881
Other                                                       (17)      (77)     (140)     (257)
                                                       --------  --------  --------  --------
Operating profit                                          4,822     2,730    13,461     7,431
General corporate expenses                                 (882)     (880)   (2,746)   (2,749)
Other income (expense)                                   (2,228)     (541)   (4,998)   (1,538)
                                                       --------  --------  --------  --------
Earnings before taxes                                     1,712     1,309     5,717     3,144
Provision for income taxes                                  627       433     2,043     1,011
                                                       --------  --------  --------  --------
Net earnings                                           $  1,085  $    876  $  3,674  $  2,133
                                                       ========  ========  ========  ========

Oil & Gas Exploration and Production

Revenues of the oil and gas exploration and production segment for the three months ended September 30, 1995 and 1994 were as follows:

                            Three Months Ended September 30,
                                      1995     1994
                                      ----     ----
                                     (In thousands)
Revenues

Sales of oil and natural gas        $6,728   $6,374
Sales of LaBarge other products        477      526
Gas marketing                          606      357
Minerals leasing and other              96      185
                                    ------   ------
  Total revenues                    $7,907   $7,442
                                    ======   ======

Production and sales data for the three months ended September 30, 1995 and 1994 were as follows:

                            Three Months Ended September 30,
                                      1995     1994
                                      ----     ----

Production:
  Crude oil (bbls per day)           3,723    3,359
  Natural gas (Mcf per day)          9,514    8,642
  Natural gas liquids (bbls per day)   213      223

Sales prices:
  Crude oil (per bbl)               $15.42   $15.82
  Natural gas (per Mcf)               1.38     1.72
  Natural gas liquids (per bbl)       9.81     8.90

Despite a $0.5 million increase in revenues of the oil and gas exploration and production segment in the third quarter of 1995 when compared to the same quarter in 1994, operating profit declined $0.3 million, primarily due to higher depreciation, depletion and amortization (DD&A) expense. The increase in revenue is attributable to higher daily oil and gas production. This production rise is due to the acquisition, in March 1995, of certain properties of Norcen Explorer, Inc. (Norcen) that added 430 barrels of oil per day and 269 Mcf per day of natural gas to the 1995 third quarter levels. Additionally, a 1995 discovery, the Cauthen 6-15 #1 well in Mississippi, added 401 Mcf to daily natural gas production for the 1995 period.

DD&A for the 1995 quarter was $5.35 per equivalent barrel of production, compared to $4.90 in the 1994 period. Downward revisions to reserve estimates and costs incurred during the 1995 period were the two factors contributing to the increased DD&A.

The Company's revenues and costs were impacted slightly in the 1995 third quarter by Hurricane Erin which caused a shut-in of the Company's Main Pass Block 64 Field and North Frisco City Field for less than two days. In the fourth quarter of 1995, operating results for the oil and gas exploration and production segment are expected to be significantly impacted by the shut-in of Main Pass Block 64 for nineteen days due to Hurricane Opal.

Crude Oil Marketing

Operating profit of the crude oil marketing segment was $2.8 million in the 1995 third quarter, an increase of $2.3 million over the prior year period. The operating profits generated from the crude oil pipeline assets acquired on March 31, 1995 from Exxon Pipeline Company (EPC) produced the increase. See Note 4 of Notes to Consolidated Financial Statements.

Pipeline transmission volumes for the third quarter of 1995 were 87,317 barrels per day down from 96,401 barrels per day in the second quarter of 1995. Hurricane Erin affected the Company's crude oil pipeline transmission activities as the Jay System had to be shut down for almost two days for the hurricane. In addition, due to the impact of Hurricane Erin, shippers diverted some crude they would normally have shipped on the Texas System to other destinations. This also negatively impacted third quarter pipeline transmission volumes.

Technical Fuels and Chemical Processing

In the third quarter of 1995, the technical fuels and chemical processing segment experienced an increase in operating profit of $0.1 million, despite a $0.3 million decline in revenues. Revenues from chemical toll processing and terminalling activities rose 59% while volumes of reference fuels sold declined 10%. The costs associated with these activities declined slightly resulting in the operating profit improvement.

Transportation

The results of the transportation segment for the quarter ended September 30, 1995 were flat when compared to the 1994 period. Revenues increased between the periods as the Company has been able to grow its level of business with third parties. These revenues have, however, had higher associated costs per revenue dollar.

Other Income (Expense)

Interest expense for the three months ended September 30, 1995 increased $1.6 million when compared to the same period in 1994. As discussed in Notes 3, 4 and 7 of Notes to Consolidated Financial Statements, the Company acquired certain oil and gas properties from Norcen and certain crude oil pipeline assets from Exxon for $5.8 million and $63.5 million, respectively. The increase in debt for these acquisitions combined with higher market interest rates in the 1995 period resulted in the increase in interest expense.

Provision for Income Taxes

For the first nine months of 1995 and 1994 the provision for income taxes was calculated at rates of 36% and 32%, respectively. The variance from the statutory rate of 34% was due to the effect of the percentage depletion deduction, offset in 1995 by higher state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operating activities in the first nine months of 1995 of $16.3 million. During this period, the Company utilized the cash flow generated from operations and $70.8 million of borrowings under its revolving credit agreement and term loan agreement to invest $84.6 million in additions to property, plant and equipment, to pay a total of $2.4 million of cash dividends to its common and preferred shareholders and to increase its cash balances by $2.9 million.

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

The Credit Facility was replaced with a new credit facility among Howell Petroleum Corporation and Bank One, Texas, N.A., Bank of Montreal, Compass Bank
- Houston and Den norske Bank AS (the "HPC Credit Facility"). The borrowing base under the HPC Credit Facility was $41.5 million at October 1, 1995. The borrowing base is reviewed semi-annually by the banks with mandatory payments if the borrowing base, as determined solely by the banks based on the Company's interest in proved oil and gas reserves, is less than the outstanding balance on the loan. The HPC Credit Facility provides for a revolving period until June 1, 1997, with interest to be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HPC Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR. At the end of the revolving period, the revolving loan converts automatically to a four-year term loan, with principal payments to be made in sixteen quarterly installments along with accrued interest on the unpaid principal balance at a rate equal to the prime rate. The HPC Credit Facility also provides for the issuance of letters of credit in an amount up to $5.0 million. The amount of letters of credit outstanding reduces the amount of the available commitment.

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

Repayment of the term loan will occur over a period not to exceed seven years. In July 1995, the Company began making principal payments in quarterly installments of $1.4 million. In addition, the Company is required to make additional repayments of the term loan, beginning in the second quarter of 1996, equal to 60% of Excess Cash Flow, as defined in the HCO Credit Facility. Interest will be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HCO Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR.

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

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit
          11   Computation of Earnings per Share

     (b) Reports on Form 8-K
           A report on Form 8-K was filed on September 11, 1995, announcing a change in the directors and officers of the Registrant.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Howell Corporation
     (Registrant)



Date:  November 13, 1995    /s/ Allyn R. Skelton, II
                            ------------------------
                            Allyn R. Skelton, II
                            Senior Vice President & Chief Financial Officer
                            (Principal Financial and Accounting Officer)