Form 10-K405
period 1995-12-31
HOWELL CORP /DE/
filed 1996-03-20
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
                   For the fiscal year ended December 31, 1995
                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 1-8704
                               HOWELL CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                           74-1223027
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     1111 Fannin, Suite 1500, Houston, Texas         77002
     (Address of principal executive offices)     (Zip Code)

       Registrant's telephone number, including area code:  (713) 658-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
            Title of Each Class                        on Which Registered
            -------------------                       ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        X
                                     -------

The market value of all shares of Common Stock on March 1, 1996 was approximately $67.2 million. The aggregate market value of the shares held by nonaffiliates on that date was approximately $49.3 million. As of March 1, 1996, there were 4,933,446 common shares outstanding.

Documents Incorporated by Reference:
     Howell Corporation proxy statement to be filed in connection with the 1996 Annual Shareholders' Meeting (to the extent set forth in Part III of this Form 10-K).

                               HOWELL CORPORATION

                          1995 FORM 10-K  ANNUAL REPORT

                                Table of Contents


                                                                      Page
                                                                      ----
                                   PART I

Item 1.   Business                                                      1
Item 2.   Properties                                                    4
Item 3.   Legal Proceedings                                            11
Item 4.   Submission of Matters to a Vote of Security Holders          11


                                   PART II

Item 5.   Market for the Registrant's Common Stock and
             Related Stockholder Matters                               12
Item 6.   Selected Financial Data                                      12
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       13
Item 8.   Financial Statements and Supplementary Data                  19
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                       19


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant          19
Item 11.  Executive Compensation                                      20
Item 12.  Security Ownership of Certain Beneficial Owners
             and Management                                           20
Item 13.  Certain Relationships and Related Transactions              20


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                              20

                                     PART I
Item 1.  Business
A.   General
  Howell Corporation and its subsidiaries (the "Company") is primarily engaged in exploration, production, acquisition and development of oil and gas properties. The Company is also involved in compatible crude oil marketing, technical fuels and chemical processing, and transportation. A description of each of the Company's principal business segments and the markets in which they operate is summarized below. For information relating to industry segments, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto.

  Oil and Gas Exploration and Production

    The Company's oil and gas exploration and production activities are conducted entirely within the United States by Howell Petroleum Corporation ("HPC") and are concentrated along the Gulf Coast, both offshore and onshore and in Wyoming. At December 31, 1995, the Company's estimated proved oil reserves were 8,600 MBbl and estimated proved natural gas reserves were 60,581 MMcf. The Company's three major producing properties, Main Pass Block 64 ("Main Pass"), the LaBarge Project and the North Frisco City Field, together represented 5,819 MBbl and 50,086 MMcf of the Company's estimated proved reserves of oil and natural gas, respectively, at December 31, 1995. The Company's interest in the LaBarge Project is also the source of all of the Company's proved reserves of carbon dioxide and helium (114,253 MMcf and 2,326 MMcf, respectively, at December 31, 1995). In addition, the Company owns fee mineral interests in 876,000 net acres in Mississippi, Alabama and Louisiana. Substantially all of the Company's oil and natural gas production is sold on the spot market or pursuant to contracts priced according to the spot market. HPC has 56 employees.
    The oil and gas industry is highly competitive. Major oil and gas companies, independent operators, drilling and production purchase programs, and individual producers and operators are active bidders for desirable oil and gas properties, as well as the equipment and labor required to operate those properties. Many competitors have financial resources substantially greater, and staffs and facilities substantially larger, than those of the Company. The availability of a ready market for the oil and gas production of the Company depends in part on the cost and availability of alternative fuels, the level of consumer demand, the extent of other domestic production of oil and gas, the extent of importation of foreign oil and gas, the cost of and proximity to pipelines and other transportation facilities, regulations by state and federal authorities, and the cost of complying with applicable environmental regulations.

  Crude Oil Marketing

    Howell Crude Oil Company ("HCO"), a wholly-owned subsidiary with 57 employees, conducts the operations of the Company's crude oil marketing segment and owns and operates three crude oil pipelines. HCO has the responsibility for supplying the Company's technical fuels segment with crude oil and purchases, markets and exchanges about 95,000 BPD of crude oil and condensate from approximately 400 operators and marketers. The Company moves crude oil by common carrier pipelines or by Company trucks to pipeline injection points and to customers' facilities. HCO focuses its third-party operations on smaller producers, emphasizing service to the producer as a way to distinguish HCO from its competitors. HCO has access to 27 pipeline injection points in Texas, Mississippi, Louisiana and Florida. In seeking the best price for the crude oil, HCO often enters into exchange agreements with others to take advantage of quality and location differentials. Sales of crude oil to Marathon Oil Company accounted for approximately 12% of the Company's consolidated revenues in 1995.
    HCO also owns a 5.5 mile pipeline in the Gulf of Mexico, which is used to transport the Company's Main Pass production, a 555 mile pipeline in Texas ("Texas System"), a 230 mile pipeline that runs south from Jones County, Mississippi to Baton Rouge, Louisiana, ("MS System") and a 90 mile pipeline that runs from Santa Rosa County, Florida to a point near Mobile, Alabama ("Jay System"). The Texas pipeline is an intrastate system extending from Groesbeck, Texas, south to Texas City, Texas, and includes tanks for crude oil storage with total capacity of 1.9 million barrels. HCO also has storage capacity of 0.2 million barrels on both the MS System and the Jay System. In 1995, 1.2 million barrels of storage on the Texas System was leased to Exxon Pipeline Company ("Exxon") under a one-year lease. This lease ends in March 1996.
    Profit margins in crude oil marketing are small and significantly influenced by both the real and expected volatility in crude oil prices as well as intense competition throughout the industry. The Company competes with four national and six regional gatherers. In 1993, the Company initiated a limited program of hedging its crude oil inventories to minimize the effects of future price fluctuations. With the continuing decline in domestic crude oil production, larger companies with the financial ability to withstand significant market swings might have an advantage.
    Profit margins of crude oil common carrier pipelines are not affected by the volatility of crude oil prices; however, competition for barrels to transport exists with other pipelines. Competitive crude oil pipelines lie near the Company's pipelines.

  Technical Fuels and Chemical Processing

    The Company develops, manufactures and markets hydrocarbons-based research and reference fuels and provides chemical toll processing services through its wholly-owned subsidiary Howell Hydrocarbons & Chemicals, Inc. ("HHC"), which has 56 employees. The Company conducts its research and reference fuels operations and its chemical processing operations at its modern, 50-acre facility in Channelview, Texas. Extensive construction at the facility since 1988 has expanded the available office, laboratory and warehouse space to 24,500 square feet. The Company now has available for the technical fuels operations an 1,800 BPD sweet crude unit and a 400 BPD sour crude unit, as well as extensive laboratory blending and dedicated storage facilities, including leased storage near its major customers in Detroit, Michigan. For the chemical processing operations, the facility includes three large-diameter stainless steel distillation columns for batch or continuous processing and extensive stainless steel and carbon steel tankage. In the second half of 1993, the Company constructed a synthesis reaction unit that became operational in 1994. The modern facilities afforded the Company the ability to obtain expanded air permits that enhance its competitive position.
    The technical fuels business involves the processing of crude oil and blending of petroleum products and additives to create specialty fuels used for testing such things as lubricants and engine emissions. HHC's customer base for its technical fuels products includes the U.S. Government and automobile manufacturers worldwide. HHC has relatively few competitors in the technical fuels market; however, each is substantially larger and has greater financial resources than HHC. Environmental and other governmental regulations relating to combustion product emissions, mileage criteria and equipment design continue to increase. As a result, the Company continues to develop new products to meet customer requirements and serve the demand for technical fuels.
    HHC has conducted chemical toll processing and product terminalling activities at the Channelview facility for seven years. In 1993 and 1994, toll processing campaigns were short-term in nature and consisted primarily of reprocessing customers' chemicals that did not meet product specifications and standby processing when the customer's own plant was unable to handle the processing.
    In 1995, HHC obtained contracts that are longer term and involve the use of the synthesis reaction unit. The Company has concentrated its marketing efforts on customers who are manufacturers of acetates and esters for the paint and coatings industry. Additionally, in 1995, HHC recognized income in conjunction with the cancellation by a customer of a long-term contract. The customer determined that demand for the product to be processed by HHC was not sufficient to warrant production and released the Company from further requirements under the contract.
    HHC has competition for long-term toll manufacturing contracts from numerous companies offering similar services in the Houston area and worldwide. HHC believes its modern computer process control equipment and its access to rail and water transportation give it an advantage over some of its competitors.

  Transportation

    Howell Transportation Services, Inc. ("HTS"), a wholly-owned subsidiary with 173 employees, conducts the Company's bulk liquids truck transportation operations. With Interstate Commerce Commission authority to provide transportation services throughout the United States, HTS can satisfy the existing needs of its affiliates and seek opportunities to haul bulk liquids for third parties as well. In 1994 and 1995, HTS saw a significant increase in its revenues from third party carriage.
    HTS operates a fleet of 77 tractors and 124 trailers used to haul crude oil, petroleum specialty products, petrochemicals and chemicals. HTS' trailer fleet consists of 55 aluminum crude oil trailers, each capable of hauling about 200 barrels of oil, 39 stainless steel and 11 carbon steel trailers, each capable of hauling up to 6,950 gallons of chemicals, 5 aluminum pneumatic trailers for hauling dry bulk chemicals and 14 specially designed, high volume aluminum product trailers, each capable of hauling up to 8,500 gallons of compatible chemicals and petroleum products. The addition of specially designed aluminum trailers to the fleet has given HTS a cost advantage over its competitors, which generally provide only the lower volume stainless steel trailers. HTS expends considerable effort on driver safety and training programs and has been successful in reducing employee turnover. HTS competes with many other entities in providing transportation services. Many of these competitors have greater financial resources and a larger number of trucks than HTS. HTS competes with other entities on the basis of price, quality of equipment and personnel, safety record and service. Meeting tight product quality specifications and delivery deadlines has been important to Howell since it began operating trucks for its own products in 1955.

B.   Governmental and Environmental Regulation

  Governmental Regulation

    Domestic development, production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Texas and other states in which the Company conducts operations also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. The existing statutes or regulations currently limit the rate at which oil and gas is produced from wells in which the Company owns an interest. The Company's other business segments also operate under strict governmental regulation. The refining and processing of fuels and chemicals is subject to state and federal regulations regarding air and water emissions and the disposal of wastes. Federal and state authorities also regulate the transportation of crude oil, petroleum products and chemicals and the tariff rates that may be charged for the transportation by pipelines of crude oil.
    Some local government jurisdictions in Texas have taken or are proposing to take actions to force pipeline transmission companies, including crude oil pipelines, to pay fees for pipelines that pass through their jurisdictions or that cross city streets. Should these governmental jurisdictions be successful in their efforts, the Company may be required to pay additional fees.

  Environmental Regulation

    The Company's operations are subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters, petroleum, chemical products and materials, and waste management. Permits, registrations or other authorizations are required for the operation of certain of the Company's facilities and for its oil and gas exploration, production, transportation, processing and chemical toll processing activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. The Company has determined that the federal wastewater discharge permit at its Channelview facility may have expired prior to the transfer of the permit to the Company. The Company has taken steps to resolve this matter. In addition, the Company has been penalized for the failure to properly handle and dispose of some wastes at the facility it formerly owned in San Antonio, Texas. See Note 10 of Notes to Consolidated Financial Statements. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance. The cost of environmental compliance has not had a material adverse effect on the Company's operations or financial condition in the past. However, violations of applicable regulatory requirements, environment-related lease conditions or required environmental permits, registrations or other authorizations can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations.
    Some risk of costs and liabilities related to environmental, health and safety matters is inherent in the Company's operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs or liabilities will not be incurred. In addition, it is possible that future developments, such as stricter requirements of environmental or health and safety laws and regulations affecting the Company's business or more stringent interpretations of, or enforcement policies with respect to, such laws and regulations, could adversely affect the Company. To meet changing permitting and operational standards, the Company may be required, over time, to make site or operational modifications at the Company's facilities, some of which might be significant and could involve substantial expenditures. In particular, federal regulatory programs focusing on the increased regulation of storm water run-off, oil spill prevention and response and air emissions (especially those that may be considered toxic) are currently being implemented. There can be no assurance that material costs or liabilities will not arise from these or additional environmental matters that may be discovered or otherwise may arise from future requirements of law.
    The Company has made a commitment to comply with environmental regulations. Personnel with training and experience in safety, health and environmental matters are responsible for compliance activities. Senior management personnel are involved in the planning and review of environmental matters.

C.   Employment Relations

  In addition to the employees of the four main business segments, the Company has 22 other employees, for a total of 364 employees. The Company's employees are not represented by a union for collective bargaining purposes. The Company has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be good. The Company maintains group life, medical, dental, long-term disability and accidental death and dismemberment insurance plans for its employees. In addition, the Company provides its employees with a Company stock purchase plan, a thrift plan and a Simplified Employee Pension Plan.

Item 2.  Properties

A.   Supplementary Oil and Gas Producing Information (Unaudited)

  The oil and gas producing activities of the Company are summarized below. Substantially all of the Company's producing properties are subject to a lien held by a bank. See Note 6 of Notes to Consolidated Financial Statements.

  Oil and Gas Wells

    As of December 31, 1995, the Company owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                      Productive Wells
                      Gross(1)     Net
                      -------      ---

     Oil wells           295        83
     Gas wells           129        23
                         ---        --
          Total          424       106
                         ===       ===

-------------
(1) One or more completions in the same well are counted as one well; 2 of the wells have multiple completions.

  Reserves

    The Company's net proved reserves of crude oil, condensate and natural gas liquids (referred to herein collectively as "oil") and its net proved reserves of gas have been estimated by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission. The reserve estimates at December 31, 1995 and 1994, have been audited by independent petroleum consultants, H. J. Gruy and Associates, Inc. The estimates for the prior years were audited by L. A. Martin & Associates, Inc. These estimates were used in the computation of depreciation, depletion and amortization included in the Company's consolidated financial statements and for other reporting purposes. The Company has not filed any estimates of reserves with any federal authority or agency during the past year other than estimates contained in its last annual report on Form 10-K. Set forth below are estimates of the Company's net proved oil and gas reserves, all located in the United States.

Estimated Quantities of Proved Oil and Gas Reserves

                                                          Oil             Gas
                                                         (Bbls)          (Mcf)
                                                         ------          -----

     As of December 31, 1992                           6,860,384     69,096,470
     Revisions of previous estimates                     115,544        770,842
     Extensions, discoveries & other additions         1,026,261      2,358,595
     Purchases of minerals in place                      567,901      2,723,519
     Production                                       (1,204,948)    (3,652,022)
     Sales of minerals in place                          (94,221)      (603,424)
                                                      ----------     ----------
     As of December 31, 1993                           7,270,921     70,693,980
     Revisions of previous estimates                     (37,261)    (1,656,466)
     Extensions, discoveries & other additions         1,523,356      5,327,274
     Production                                       (1,336,937)    (3,208,139)
     Sales of minerals in place                         (204,323)      (218,059)
                                                      ----------     ----------
     As of December 31, 1994                           7,215,756     70,938,590
     Revisions of previous estimates                    (555,469)   (11,578,149)
     Extensions, discoveries & other additions         2,523,526      3,893,092
     Purchases of minerals in place                      961,025      1,025,383
     Production                                       (1,383,881)    (3,526,803)
     Sales of minerals in place                         (160,921)      (171,313)
                                                      ----------     ----------
     As of December 31, 1995                           8,600,036     60,580,800
                                                      ==========     ==========

     Proved developed reserves:
     December 31, 1992                                 4,167,854     68,001,964
     December 31, 1993                                 6,782,015     63,618,243
     December 31, 1994                                 6,201,176     63,677,432
     December 31, 1995                                 7,662,263     60,125,223

    Proved oil reserves at December 31, 1995 include 423,754 barrels of natural gas liquids.
    The reserves as of December 31, 1995, shown in the table above include 475,426 barrels of oil and 2,911,220 Mcf of gas attributable to the Company's producing fee mineral interests.
    In addition to the oil and gas reserves shown above, HPC, through its participation in the LaBarge Project in southwestern Wyoming, had proved carbon dioxide reserves of 114,252,900 Mcf and proved helium reserves of 2,326,388 Mcf at December 31, 1995.

  Oil and Gas Leaseholds

    The following table sets forth the Company's ownership interest in leaseholds as of December 31, 1995. The oil and gas leases in which the Company has an interest are for varying primary terms, and many require the payment of delay rentals to continue the primary term. The leases may be surrendered by the Company at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals.

                                          Developed(1)      Undeveloped
                                       ----------------   ----------------
                                        Gross      Net    Gross      Net
                                        Acres     Acres   Acres     Acres
                                        -----     -----   -----     -----

Alabama                                15,296     6,126    13,945     6,579
Louisiana                               1,051       222       240        39
Mississippi                             3,376     1,045    24,022     7,713
Texas                                  13,140     5,098    13,823     4,640
Wyoming                                17,279     2,487    17,461     3,086
All other states combined               2,522       470     1,864       513
Offshore                                7,025     5,589    15,000    15,000
                                       ------    ------    ------    ------
    Total                              59,689    21,037    86,355    37,570
                                       ======    ======    ======    ======

    In addition to the acreage under leaseholds as shown above, the Company owns the fee mineral acreage shown in the table below:
                                           Developed(1)      Undeveloped
                                         ----------------  ----------------
                                         Gross      Net     Gross      Net
                                         Acres     Acres    Acres     Acres
                                         -----     -----    -----     -----

Alabama                                  3,699     1,850   617,787   308,513
Louisiana                                6,342       934     9,558     4,462
Mississippi                             18,565     9,283 1,118,851   551,283
                                        ------    ------ ---------   -------
    Total                               28,606    12,067 1,746,196   864,258
                                        ======    ====== =========   =======
_________________

(1)  Acres spaced or assignable to productive wells.

  Drilling Activity

    The following table shows the Company's net productive and dry exploratory and development wells drilled in the United States:

                Exploratory     Development
             ---------------- ----------------
                Net     Net      Net     Net
             Productive Dry   Productive Dry
       Year    Wells    Holes   Wells   Holes
       ----    -----    -----   -----   -----

       1995     1.64    1.08    0.72     1.95
                ====    ====    ====     ====
       1994     0.53    2.17    2.03        -
                ====    ====    ====     ====
       1993     0.05    0.79    3.34     0.67
                ====    ====    ====     ====

    The table above reflects only the drilling activity in which the Company had a working interest participation. In addition, in 1995 and 1994, 14 and 18 gross productive wells were drilled on the Company's fee mineral acreage, respectively.

  Sales Prices and Production Costs

    The following table sets forth the average prices received by the Company for its production, the average production (lifting) costs and amortization per equivalent barrel of production:



                                                                           United States
                                                                   --------------------------
                                                                    1995      1994     1993
                                                                    ----      ----     ----
Average sales prices:
     Crude oil, condensate and natural gas liquids (per Bbl)       $15.67    $14.40    $15.86
     Natural gas (per Mcf)                                          $1.47     $1.70     $1.87
Production (lifting) costs (per equivalent barrel of production)    $4.47     $4.23     $5.18
Amortization (per equivalent barrel of production)                  $5.20     $4.96     $4.68

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

                                                     December 31, 1995 December 31, 1994
                                                     ----------------- -----------------
                                                              (In thousands)

Capitalized Costs:
  Oil and gas producing properties, all being amortized     $278,505   $264,430
  Fee mineral interests, unproven                             18,188     18,200
                                                            --------   --------
    Total                                                   $296,693   $282,630
                                                            ========   ========
Accumulated depreciation, depletion
    and amortization                                        $188,972   $178,147
                                                            ========   ========

    COSTS INCURRED. The following table presents costs incurred by the Company, all in the United States, in oil and gas property acquisition, exploration and development activities:

                                                      Year Ended December 31,
                                                   --------------------------
                                                    1995      1994     1993
                                                    ----      ----      ----
                                                           (In thousands)
Property acquisition:
  Unproved fee mineral interests                  $     -    $    3   $18,260
  Unproved leaseholds                                 790       792       225
  Proved properties                                 6,218         -     6,868
Exploration                                         2,830     3,252     2,794
Development                                         5,111     5,559     7,622
                                                  -------    ------   -------
                                                  $14,949    $9,606   $35,769
                                                  =======    ======   =======

    Included in proved property acquisition costs for the year ended December 31, 1993, is $6,061,000 expended for the producing fee mineral interests acquired from the Federal Intermediate Credit Bank of Jackson, Mississippi.
    In 1995 and 1994, $12,000 and $63,000 of costs of unproved mineral interests, respectively, were transferred to the full-cost pool, representing the costs of mineral properties that were drilled and evaluated during the periods. These transfers of costs are not reflected in the table above.
    RESULTS OF OPERATIONS. The following table sets forth the results of operations of the Company's oil and gas producing activities, all in the United States. The table does not include activities associated with carbon dioxide, helium and sulfur produced from the LaBarge Project or with activities associated with leasing the Company's fee mineral interests. The table does include the revenues and costs associated with the Company's production from its fee mineral interests.

                                                       Year Ended December 31,
                                                   ----------------------------
                                                     1995      1994     1993
                                                     ----      ----      ----
                                                            (In thousands)

Revenues                                           $27,011   $24,608   $26,757
Production (lifting) costs                           8,810     7,914     9,393
Depreciation, depletion and amortization            10,259     9,282     8,483
                                                   -------   -------   -------
                                                     7,942     7,412     8,881
Income tax expense                                   2,396     2,283     2,800
                                                   -------   -------   -------
Results of operations (excluding
    corporate overhead and interest cost)           $5,546    $5,129    $6,081
                                                    ======    ======    ======

    Included in the 1995, 1994 and 1993 amounts above are $1,992,000, $1,908,000 and $1,104,000 of revenues and $146,000, $141,000 and $76,000 of production costs, respectively, from the production from the Company's producing fee mineral interests.
    STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES. The accompanying table presents a standardized measure of discounted future net cash flows relating to the production of the Company's estimated proved oil and gas reserves at the end of 1995 and 1994. The method of calculating the standardized measure of discounted future net cash flows is as follows:
(1) Future cash inflows are computed by applying year-end prices of oil and gas to the Company's year-end quantities of proved oil and gas reserves. Future price changes are considered only to the extent provided by contractual arrangements in existence at year-end.
(2) Future development and production costs are estimates of expenditures to be incurred in developing and producing the proved oil and gas reserves at year-end, based on year-end costs and assuming continuation of existing economic conditions.
(3) Future income tax expenses are calculated by applying the applicable statutory federal income tax rate to future pretax net cash flows. Future income tax expenses reflect the permanent differences, tax credits and allowances related to the Company's oil and gas producing activities included in the Company's consolidated income tax expense.
(4) The discount, calculated at ten percent per year, reflects an estimate of the timing of future net cash flows to give effect to the time value of money.

                                                       December 31, December 31,
                                                            1995         1994
                                                        ----------   -----------
                                                            (In thousands)

Future cash inflows                                       $253,239  $218,234
Future production costs                                     97,093    83,823
Future development costs                                     9,963    11,057
Future income tax expenses                                  32,531    25,286
                                                          --------   -------
Future net cash flows                                      113,652    98,068
10% annual discount for estimated timing of cash flows      31,505    29,633
                                                          --------   -------
Standardized measure of discounted future net cash
    flows relating to proved oil and gas reserves         $ 82,147   $68,435
                                                          ========   =======

    CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS. The table below presents a reconciliation of the aggregate change in standardized measure of discounted future net cash flows:

                                                                    Year Ended December 31,
                                                                 ----------------------------
                                                                   1995      1994       1993
                                                                   ----      ----       ----
                                                                         (In thousands)

Sales and transfers, net of production costs                     $(18,201) $(16,693) $(17,363)
Net changes in prices and production costs                         15,492     7,354   (12,012)
Extensions and discoveries, net of future production and
  development costs                                                24,475    17,850    12,325
Purchases of minerals in place                                      7,248         -     7,967
Sales of minerals in place                                         (1,319)   (1,546)   (1,145)
 Previously estimated development costs incurred during the
  period                                                           (1,079)     (446)   (1,811)
Revisions of quantity estimates                                   (13,690)   (1,453)    1,018
Accretion of discount                                               6,844     6,426     5,802
Net change in income taxes                                         (1,706)     (994)    5,334
Changes in production rates (timing) and other                     (4,352)   (6,324)    6,124
                                                                  -------    ------    ------
    Net change                                                    $13,712    $4,174    $6,239
                                                                  =======    ======    ======

  Description of Significant Properties

    The three producing properties of major significance to the Company are Main Pass Block 64, located in federal waters offshore Louisiana, the North Frisco City Field in Alabama and the LaBarge Project located in southwestern Wyoming. These properties represent, in total, 5,819 MBbl and 50,086 MMcf of the Company's estimated proved reserves of oil and natural gas, respectively, at December 31, 1995. In addition, the Company owns fee mineral interests in 876,000 net acres in Mississippi, Alabama and Louisiana. The following sets forth certain information with respect to the Company's interest in its most significant properties.

    Main Pass Block 64. Main Pass is located in federal waters offshore Louisiana about 70 miles southeast of New Orleans. The Company, as operator, discovered oil and gas upon drilling a test well in 1982. By August 1983, the Company had completed nine producing wells and one gas injection well, and designed, constructed and placed on-line a production platform and oil pipeline facilities. Since then, the Company has completed eight more wells, tied into an interstate natural gas pipeline system, converted the gas injection well to a producing well and increased its working interest from 52% to almost 80%. In 1989, the Company acquired an 80% working interest in an adjacent block with five wells, a production platform and oil and gas pipelines. The Company subsequently unitized portions of these two blocks covering the then known limits of the main pay sand (the "7,300' Sand Unit"), and then designed, constructed and placed on-line a waterflood project intended to repressure the 7,300' Sand Unit. Gross cumulative production from the field over almost thirteen years has totaled 9,442 MBbl of oil and 25,016 MMcf of natural gas. During 1995, net production averaged 1,154 BOPD and 338 McfPD of natural gas.
    Under a farm-out arrangement from the Company, a third party drilled, completed and tested a deep test well in 1993. During 1994, the Company and its partners in the 7300' Sand Unit acquired the deep well from the third party.
The consideration for this acquisition was the Company's acceptance of liability to plug the deep well when it is abandoned. In December 1994, the Company connected this well to the existing platform and production began in January 1995.
    The Company currently has a working interest which averages approximately 80% in 24 gross (19.1 net) wells, five of which are water injection wells. All of the water injection wells are located on the adjacent block, utilizing the production platform as a water injection facility.
    Proved reserves attributable to Main Pass at December 31, 1995 were 3,538 MBbl of oil and 2,883 MMcf of natural gas, representing 41% and 5%, respectively, of the Company's proved oil and natural gas reserves.

    North Frisco City Field.  The North Frisco City Field ("North Frisco
City"), located in Monroe County, Alabama, was discovered in March 1991. After the discovery well was completed, the structural complexity of this find led the Company and its partners to run a 3-D seismic program over the potential field area. Based on this data, five successful development wells were completed during 1992, two in 1993 and three in 1994. Only one dry hole has been drilled to date, thereby establishing an eastern limit to the field. In the fourth quarter of 1994, the field was unitized. The Company currently has a 24.1% working interest in nine gross (2.2 net) producing wells in the Unit, each of which is producing from the Frisco City sand member of the Haynesville formation at a depth of about 12,000 feet. In addition, the Company has interests in two wells not included in the Unit. Aggregate net production from this field averaged 1,041 BPD of crude oil, 204 BPD of natural gas liquids and 1,180 McfPD of natural gas during the fourth quarter of 1995.
    The Company's estimated proved reserves from its working interest in North Frisco City at December 31, 1995 were 2,236 MBbl of oil and 2,632 MMcf of natural gas, representing approximately 26% and 4%, respectively, of the Company's total proved oil and natural gas reserves. The Company also owns a royalty interest in this field through its ownership of the fee mineral properties discussed below.

    Fee Mineral Properties. In August 1993, the Company acquired all of the fee mineral properties of the Federal Intermediate Credit Bank of Jackson, Mississippi ("FICBJ"). The Company paid FICBJ $24.1 million for these properties and expended an additional $0.2 million for costs related to the acquisition.
    The properties consist of 876,000 net acres of fee mineral interests located in Mississippi (64%), Alabama (35%) and Louisiana (1%). The purchase price was allocated $6.1 million to producing acreage and $18.2 million to non-producing acreage. The value assigned to the producing acreage is included in the full cost pool being amortized as described in Note 1 of Notes to the Consolidated Financial Statements.
    In 1995 the producing acreage produced 76 MBbl of oil and 465 MMcf of natural gas at average sales prices of $15.91 per Bbl and $1.58 per Mcf, respectively. Proved reserves attributable to the producing acreage at December 31, 1995, were 475 MBbl of oil and 2,911 MMcf of natural gas.
    The non-producing fee mineral properties generate lease bonus and delay rental revenues. During 1995, 1994 and the period in 1993 while the Company owned the properties, revenues of $0.2 million, $0.5 million and $0.1 million, respectively, were generated from these types of activities.

    LaBarge Project. The LaBarge Project, located in southwestern Wyoming, consists of three federal units, seventeen producing wells, a field gathering system, a dehydration plant, a 32-mile dehydrated raw gas pipeline, a gas processing plant with a capacity for processing up to 600,000 McfPD of raw gas into natural gas, carbon dioxide, helium and sulfur, and marketing facilities for the sale of the plant products. The Company has a 4.8% working interest in one of the units, the Fogarty Creek Unit. The Company has an interest in 12 gross (0.6 net) wells producing from depths between 14,500 feet to 17,000 feet in the Fogarty Creek Unit. Exxon Company USA ("Exxon USA") holds a 92% interest in the Fogarty Creek Unit and a 100% interest in each of the other two units, the plants and the marketing facilities.
    The Company's raw gas is processed pursuant to an agreement with Exxon USA which provided for an initial processing fee equal to 65% of the sales value of the plant products through August 1991, increasing to 75% from that date forward until the sooner of payout of the gas processing plant or September 2021, at which time it will adjust to a cost-plus fee, not to exceed 50% of the sales value of the products. The processing agreement also provides for Exxon to market all of the Company's products from the LaBarge Project.
    The Company has significant production and reserves of carbon dioxide and helium and small amounts of production and reserves of sulfur from its interest in the LaBarge Project, which are not included in its production and proved reserves of oil and natural gas discussed elsewhere in Item 2. The table below presents information on the Company's net production of natural gas, carbon dioxide and helium attributable to the Company's interest in the LaBarge Project. The natural gas data from the LaBarge Project is also included in the other tables set forth elsewhere in Item 2.

                               LaBarge Production

                                                           Year Ended December 31,
                                                       --------------------------------
                                                          1995      1994      1993
                                                          ----      ----      ----
                                                       (in thousands, except unit prices)
     Production data (net):
          Natural gas (Mcf)                               1,261     1,141     1,162
          Carbon dioxide (Mcf)<F1>                          659       843     1,311
          Helium (Mcf)                                       31        34        35
     Average sales price per unit:
          Natural gas (Mcf)                              $ 1.41    $ 1.53    $ 1.67
          Carbon dioxide (Mcf)                           $ 0.39    $ 0.56    $ 0.58
          Helium (Mcf)                                   $49.44    $51.61    $50.95
     Financial data:
          Revenues                                       $3,819    $3,975    $4,927
          Processing costs                                3,024     3,141     3,948
                                                         ------    ------    ------
          Cash flows                                     $  795    $  834    $  979
                                                         ======    ======    ======
-------------------

<F1>
Because of a lack of market, approximately 80%, 74% and 64% of the volume produced in 1995, 1994 and 1993, respectively, was vented and not sold. Amounts included in the table reflect only volumes sold.

B.   Other Properties

  In addition to the oil and gas properties described above, the Company and its subsidiaries lease approximately 52,900 sq. ft. for use as corporate and administrative offices in Houston, Texas. The Company's technical fuels and chemical processing operations are conducted at a 50 acre facility owned by the Company. The facility, located in Channelview, Texas, includes buildings covering 24,500 sq. ft. The Company's crude oil marketing segment owns a 98-acre site in northwest Houston that includes tank storage and serves as the operations center for its pipeline operations. This location includes buildings covering 8,000 sq. ft.

Item 3.  Legal Proceedings

  The Company, through its subsidiaries, is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial condition or results of operations of the Company. See Note 9 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

  None

                                     Part II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters
  Howell Corporation common stock is traded on the New York Stock Exchange.
Symbol:  HWL
                                                 Cash
                                Price         Dividends
                           ----------------   ----------
      For quarter ending    High      Low         $
      -----------------     ----      ---        -----

     March 31, 1994        13 5/8    11          0.04
     June 30, 1994         12 1/8    10 1/2      0.04
     September 30, 1994    12 1/4    10 7/8      0.04
     December 31, 1994     13 1/4    11 1/4      0.04
     March 31, 1995        13 3/4    10 3/8      0.04
     June 30, 1995         14 7/8    12 7/8      0.04
     September 30, 1995    16 3/8    13 7/8      0.04
     December 31, 1995     14 3/8  11 13/16      0.04

  Approximate number of equity shareholders as of December 31, 1995:  1,800.
  It is the current intention of the Company to continue to pay quarterly cash dividends on its common stock. No assurance can be given, however, as to timing and amount of any future dividends which necessarily will depend on the earnings and financial needs of the Company, legal restraints and other considerations that the Company's Board of Directors deems relevant. The ability of the Company to pay dividends on its common stock is currently subject to certain restrictions contained in its bank loan agreement. See Item 7 Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources.
  In addition, the Company has 690,000 shares of convertible preferred stock outstanding. These shares were issued in April 1993. The $3.50 convertible preferred stock is traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol HWLLP. See Note 7 of Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

  The information below is presented in order to highlight significant trends in the Company's results from continuing operations and financial condition. See Consolidated Financial Statements and notes thereto.

                                                          Year Ended December 31,
                                             ------------------------------------------------
                                               1995      1994      1993      1992      1991
                                               ----      ----      ----      ----      ----
                                                   (In thousands, except per share amounts)

Revenues                                     $673,537  $448,952  $411,736  $461,316  $478,325
                                             ========  ========  ========  ========  ========
Net earnings (loss) from operations          $  5,326  $  2,883  $  2,527  $    431  $ (7,626)
                                             ========  ========  ========  ========  ========
Net earnings (loss) per common share
    from operations                          $    .60  $    .10  $    .18  $    .09  $  (1.58)
                                             ========  ========  ========  ========  ========
Property, plant and equipment, net           $195,341  $124,773  $125,113  $ 98,552  $ 98,450
                                             ========  ========  ========  ========  ========
Total assets                                 $273,326  $182,440  $164,542  $158,181  $149,319
                                             ========  ========  ========  ========  ========
Long-term debt                               $ 96,205  $ 33,098  $ 35,879  $ 42,491  $ 39,232
                                             ========  ========  ========  ========  ========
Shareholders' equity                         $ 79,020  $ 75,919  $ 76,225  $ 43,089  $ 43,304
                                             ========  ========  ========  ========  ========
Cash dividends per common share              $    .16  $    .16  $    .16  $    .16  $    .32
                                             ========  ========  ========  ========  ========

  The loss from operations in 1991 includes a pre-tax write-down of the Company's oil and gas assets of $11,830,000.
  Summarized below are the Company's unaudited quarterly financial data for 1995 and 1994.

                                                            1995 Quarters
                                             --------------------------------------
                                               First     Second    Third     Fourth
                                               -----     ------    -----     ------
                                             (In thousands, except per share amounts)

Revenues                                     $151,516  $169,768  $172,972  $179,281
                                             ========  ========  ========  ========
Earnings before income taxes                 $  1,249  $  2,756  $  1,712  $  2,670
                                             ========  ========  ========  ========
Net earnings                                 $    832  $  1,757  $  1,085  $  1,652
                                             ========  ========  ========  ========
Net earnings per common share                $    .05  $    .24  $    .10  $    .21
                                             ========  ========  ========  ========

                                                            1994 Quarters
                                             --------------------------------------
                                               First     Second    Third     Fourth
                                               -----     ------    -----     ------
                                             (In thousands, except per share amounts)


Revenues                                     $ 87,674  $109,013  $120,530  $131,735
                                             ========  ========  ========  ========
Earnings before income taxes                 $    505  $  1,330  $  1,309  $  1,107
                                             ========  ========  ========  ========
Net earnings                                 $    352  $    905  $    876  $    750
                                             ========  ========  ========  ========
Net earnings (loss) per common share         $   (.05) $    .06  $    .06  $    .03
                                             ========  ========  ========  ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following is a discussion of the Company's financial condition, results of operations, capital resources and liquidity. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

RESULTS OF OPERATIONS

  The Company's principal business segments are oil and gas production, crude oil marketing, technical fuels and chemical processing, and transportation. Results of operations by segment for the three years ended December 31, 1995 are discussed below. The table below for each segment's revenues does not reflect the elimination of intercompany revenues. See Note 8 of Notes to Consolidated Financial Statements.
Oil and Gas Production

                                                    Year Ended December 31,
                                                 ---------------------------
                                                    1995      1994      1993
                                                    ----      ----      ----
Revenues (in thousands):
Sales of oil and natural gas                      $27,011   $24,608   $26,757
Sales of LaBarge other products                     1,990     2,227     2,582
Gas marketing                                       2,196     1,560     1,842
Minerals leasing and other                            304       523       100
                                                  -------   -------   -------
     Total revenues                               $31,501   $28,918   $31,281
                                                  =======   =======   =======
Operating profit (in thousands)                   $ 6,977   $ 6,224   $ 7,287
                                                  =======   =======   =======

Operating information:
Average net daily production:
    Oil (barrels)                                   3,791     3,663     3,301
    Natural gas (Mcf)                               9,662     8,789    10,006

Average sales prices:
    Oil (per barrel)                               $15.67    $14.40    $15.86
    Natural gas (per Mcf                           $ 1.47    $ 1.70    $ 1.87

  Revenues

    Revenues from sales of oil and natural gas increased in 1995 when compared to 1994 due to both an increase in the Company's average daily oil production and an increase in the average sales price of the oil. Daily oil production increased 3% and average oil sales prices increased 9%. The positive effects of an increase in daily gas production of 10% were offset by a 14% decline in the average sales price of the gas.
    The increase in oil and gas production volumes can be attributed primarily to the acquisition of certain properties from Norcen Explorer, Inc. ("Norcen") in March 1995. These properties increased the daily average production of oil and gas for 1995 by 371 barrels and 272 Mcf, respectively. In addition to the Norcen properties, an exploratory discovery well, the Cauthen 6-15 #1, contributed 287 Mcf per day to the increased daily gas production. Negatively impacting daily oil production was the shut-in of the Company's Main Pass Field for 19 days in the fourth quarter of 1995 due to Hurricane Opal. While the Company experienced minimal damage from the hurricane, shore facilities owned by Chevron USA into which the Company's oil production is shipped were severely damaged. Additionally, Chevron shut in the Company's Main Pass Field for three additional days in the fourth quarter while Chevron conducted maintenance activities. Average daily oil production at the Main Pass Field fell from 1,250 barrels per day in 1994 to 1,154 barrels per day in 1995. Without the lost production days, average daily production would have been approximately the same.
    The Company has a revenue interest in eleven successful horizontal wells in central Texas. Horizontal wells have short lives, typically producing half of their reserves in the first six months. In 1995, oil and gas production from horizontal wells averaged 192 barrels and 306 Mcf per day. In 1994, horizontal well production contributed 244 barrels and 216 Mcf per day.
    The effect on the annual average daily oil production of the Company's mineral fee properties in 1995 and 1994 was 208 and 199 barrels, respectively.
    Revenues from the sales of LaBarge other products are attributable to sales of carbon dioxide, helium and sulfur. The production level of helium was relatively stable in 1995 when compared to 1994; however, carbon dioxide sales volumes declined due to a lack of market. The Company was also affected by a decline in helium and carbon dioxide per unit sales prices. Sulfur sales revenues in both years were insignificant. Gas marketing revenues increased in 1995 due to slightly higher volumes marketed for third parties.
    Total revenues decreased in 1994 when compared to 1993, primarily due to lower average oil and gas sales prices. These prices declined 9% and 12%, respectively. These decreases were partially offset by an 11% increase in average daily oil production from horizontal well successes, a full year of production from the minerals properties acquired in August 1993, and a slight increase in oil production at the Company's Main Pass Field. Revenues from the sales of LaBarge other products in 1994 decreased from 1993 levels due to declines in carbon dioxide sold. Gas marketing revenues fell as a result of lower natural gas sales prices.

  Operating Profit

    In 1995, the operating profit of this segment increased $0.8 million when compared to 1994. The higher average oil sales price combined with higher oil production was the largest factor in this increase in operating profit. Also contributing to this improvement was a $0.4 million decrease in general and administrative costs resulting from lower salary expense while the Company was making personnel changes to allow it to revitalize and refocus its drilling efforts. General and administrative costs fell from $2.0 million in 1994 to $1.6 million in 1995.
    Partially offsetting these improvements in operating profit was an increase in depreciation, depletion and amortization ("DD&A") per equivalent barrel of production from $4.96 in 1994 to $5.20 in 1995. The increase in the DD&A rate is attributable to lower equivalent barrels of reserves and higher capitalized costs. Overall, combined with the higher production levels, DD&A rose from $9.3 million in 1994 to $10.3 million in 1995.
    The decrease in operating profit in 1994 when compared to 1993 was $1.1 million. Lower natural gas production combined with lower average gas sales prices were the largest factors in this decline. Partially offsetting this factor was a decrease in production costs per equivalent barrel of production from $5.18 in 1993 to $4.23 in 1994, which can be attributed to the effects of the producing fee mineral interests where the Company does not have to share in operating costs.
    In 1996, the Company expects to use seismic data to identify prospects to drill in its core areas of emphasis. These areas are Texas, Louisiana, Mississippi and Alabama. The Company has also signed an agreement to work with an exploration company to assist in prospect generation. The Company also plans to perform additional horizontal drilling in central Texas and developmental drilling in Mississippi on acreage that it acquired in 1995 from Norcen.

Crude Oil Marketing

                         Year Ended December 31,
                      ---------------------------------
                       1995          1994       1993
                       ----          ----       ----
                               (In thousands)

Revenues              $622,657    $402,855     $369,054
                      ========    ========     ========
Operating profit      $  8,288    $  2,085     $    844
                      ========    ========     ========

    Revenues increased 55% in 1995 due to a 42% increase in barrels sold per day and higher average crude oil prices. In 1994, the Company sold 67,174 barrels per day of crude oil. In 1995, that average daily sales quantity increased to 95,384 barrels. Also increasing revenues were the crude oil pipeline transmission activities of the segment. On March 31, 1995, the Company acquired three crude oil pipelines from Exxon. During the nine months the Company owned these pipelines, an average of 90,375 barrels per day were transported, generating revenues of $13.4 million. These revenues also include $1.0 million received from Exxon representing nine months of rent under the terms of a one-year lease of the 1.2 million barrels of tank space the Company owns in northwest Houston.
    Operating profits of the crude oil marketing segment increased 298% from $2.1 million in 1994 to $8.3 million in 1995. This increase can be attributed to the Company's pipeline activities.
    Revenues increased 9% in 1994 over 1993 levels despite a drop in crude oil sales prices. The Company sold 67,174 barrels per day of crude oil in 1994, an increase of 10,093 barrels per day from 1993. The acquisition of the pipeline injection points from a small gatherer provided the Company with additional marketing locations beginning in March 1994, allowing the Company to be more competitive in these areas, which contributed significantly to this increase in barrels. Operating profits in 1994 improved significantly over 1993 levels.
The increase in barrels sold combined with improved margins, due partly to the limited use of hedging techniques, were factors resulting in the improved operating profits.
    In 1996, the crude oil marketing segment will concentrate on increasing throughput on the MS System where the loss of a significant shipper has dropped volumes to a lower level than anticipated. Overall, the Company has been pleased with the financial stability of the pipeline acquisition and plans to extend the Jay System 13 miles into south Alabama at a cost of $1.5 million. This extension is expected to enhance transportation economics for shippers in the area, increasing throughput volumes for the Company. Additionally, the Company will reactivate the northern end of the Texas System, opening up alternative markets to the north. The Company will also search for customers to lease the tankage upon the expiration of Exxon's lease in March 1996.

Technical Fuels and Chemical Processing

                             Year Ended December 31,
                         ---------------------------------
                           1995           1994       1993
                           ----           ----       ----
                                  (In thousands)

Revenues                 $30,951      $29,580     $25,300
                         =======      =======     =======
Operating profit (loss)  $ 2,479      $   579     $    85
                         =======      =======     =======

  The technical fuels and chemical processing segment experienced a 5% increase in revenues and a 328% increase in operating profit when comparing 1995 to 1994. Revenues from chemical sales and toll processing rose slightly in 1995 resulting from a focus on acetate and ester manufacturers for the paint and coatings industry. Revenues from sales of research and reference fuels declined $2.4 million in 1995. Volumes sold decreased by 11%. These decreases are attributable to a focus by lubricant manufacturers and laboratories on product certification rather than testing to develop and certify products to meet new standards. Development is expected to increase again in 1997 in order to prepare to meet 1998 performance standards. Also contributing to the higher revenues and to the improved operating results was the revenue recognized upon the cancellation of a long-term contract to process for a customer. The customer decided that demand for its product was not sufficient to warrant continuation of the contract and released the Company from further requirements under the contract. The loss of this contract opens up the Company's synthesis reaction unit for availability to other customers. The revenue and operating profit recognized by this contract cancellation was $1.1 million.
  As stated above, the $1.9 million improvement in operating profit from the 1994 level is partially attributable to the $1.1 million recognized upon the cancellation of a contract. The remaining $0.8 million operating profit improvement resulted from higher gross margins on the research and reference fuels sold and a higher level of toll processing activities without a corresponding increase in costs.
  In 1994, the technical fuels and chemical processing segment not only had a 17% improvement in revenues, but also enjoyed a significant improvement in operating results from the breakeven result in 1993. Revenues increased in 1994 from both increased sales of research and reference fuels and higher revenues from chemical toll processing activities. A combination of new environmental mandates and development in 1992 of new test procedures by the American Society of Testing and Materials ("ASTM") produced opportunities in 1993 and 1994 for development of new research and reference fuels. Volumes sold of these fuels increased from 215,628 in 1993 to 257,604 in 1994.
  Chemical processing revenues improved in 1994 as a result of the availability of synthesis reaction capabilities beginning in February 1994 after completion of the related construction. Revenues from chemical processing suffered in 1993 from a cyclical downturn in the chemical industry.
  The improvement in 1994 operating profit of the technical fuels and chemical processing segment over 1993 was the result of improved levels of chemical toll processing activities and the higher level of research and reference fuel sales.

Transportation

                         Year Ended December 31,
                      ---------------------------------
                       1995          1994       1993
                       ----          ----       ----
                               (In thousands)

Revenues               $16,119     $12,418       $9,247
                       =======     =======       ======
Operating profit       $   947     $ 1,289       $  585
                       =======     =======       ======

  Revenues from hauling for third parties increased 118% in 1995 from 1994 levels, while revenues from transporting for the Company's crude oil marketing segment and technical fuels and chemical processing segment increased 8%. In the latter half of 1994, the Company obtained a contract with Lyondell Petrochemical Company to service substantially all of their outbound bulk truck transportation needs. This contract was in effect for all of 1995. The contract allowed the transportation segment to increase its exposure to other potential customers. In 1995 and 1994, approximately 34% and 20%, respectively, of the transportation segment's revenues resulted from transporting for third parties.
  The improvement in revenues from 1993 to 1994 was due to a $1.6 million increase in revenues from third party hauls and a $1.1 million increase in revenues from transporting crude oil for the Company's crude oil marketing segment. As stated above, the contract with Lyondell Petrochemical Company was obtained in the third quarter of 1994.
  Operating profit of the transportation segment declined in 1995 despite the increased revenues. Two factors contributed to this decrease. In 1995, the deregulation of truck transportation made a Texas common carrier authority acquired by the Company in 1990 worthless. The write-off of this asset lowered operating profit by $0.2 million. Additionally, due to the highly competitive nature of third party business, operating margins from this type of transportation decreased.
  Certain costs of the transportation segment are fixed in nature; therefore, all costs in 1994 did not increase as the volume of hauls increased. The improvement in revenues in 1994 without an equal increase in costs resulted in the improvement in operating profit in 1994 over the 1993 level.
Net Interest Expense
  Interest expense in 1995 rose $4.9 million over the 1994 level. The primary reason for this increase was funds borrowed by the Company in March 1995 to finance the acquisitions of three crude oil pipelines from Exxon and certain oil and gas properties from Norcen. Long-term debt rose from $35.8 million at December 31, 1994 to $104.3 million at December 31, 1995. See Notes 4 and 6 of Notes to Consolidated Financial Statements.
  Additionally, market interest rates ranged from 8.5% to 9% throughout 1995, while in 1994 the rates fluctuated from 6% to 8.5%. Because substantially all of the Company's debt is subject to market rates, the higher 1995 rates contributed to the increase in 1995 interest expense. The rise in rates in 1994 led to the increase in interest expense in 1994 over 1993. Additionally, in 1994 the Company had a higher level of average debt outstanding than in 1993.

Provision for Income Taxes

  In 1995, the Company's effective tax rate of 36.5% reflects the statutory federal rate and state income taxes less the effect of statutory depletion deductions in excess of cost basis. As the Company's pretax income increased, the effect of these deductions on the tax rate was less pronounced than in 1994 and 1993. In those years, these deductions contributed to an effective tax rate that was less than the statutory federal rate.
  Under the methodology of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the Revenue Reconciliation Act of 1993 (the "Act") did not have a material impact on the tax provision of the Company in 1993, and the Act is not expected to have a material impact on the tax provision in future years. In addition, the Act had no effect on the Company's recorded deferred tax liability.

LIQUIDITY AND CAPITAL RESOURCES

  On March 31, 1995, the Company replaced its existing revolving credit/term loan agreement and letter of credit facility with two new credit facilities.
The revolving credit/term loan agreement was replaced with a new credit facility among Howell Petroleum Corporation and Bank One, Texas, N.A., Bank of Montreal, Compass Bank - Houston and Den norske Bank AS (the "HPC Credit Facility"). The borrowing base under the HPC Credit Facility was $44.5 million at December 31, 1995 and declines monthly by $0.7 million until such time as it is redetermined. The borrowing base is reviewed semi-annually by the banks with mandatory payments if the borrowing base, as determined solely by the banks based on the Company's interest in proved oil and gas reserves, is less than the outstanding balance on the loan. The Company has assumed that, although the borrowing base will decrease in 1996, the decrease would not result in a mandatory repayment under the terms of the HPC Credit Facility and, therefore, none of the debt is reflected as a current obligation. The HPC Credit Facility provides for a revolving period until June 1, 1997, with interest to be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HPC Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR. A LIBOR-based rate of 7.9375% was applicable to $34.5 million of the outstanding balance under the HPC Credit Facility at December 31, 1995. The remainder of the outstanding balance of $7.8 million was subject to the Floating Base Rate of 8.5%. At the end of the revolving period, the revolving loan converts automatically to a four-year term loan, with principal payments to be made in sixteen quarterly installments along with accrued interest on the unpaid principal balance. The HPC Credit Facility also provides for the issuance of letters of credit in an amount up to $5.0 million. The amount of letters of credit outstanding reduces the amount of the available commitment.
  The HPC Credit Facility is collateralized by mortgages on substantially all of the Company's producing oil and gas properties, the common stock of HPC, the common stock of HCO and the guarantee of the Company. There is no compensating balance requirement, and the HPC Credit Facility carries a commitment fee of 3/8% on the available portion of the commitment. The HPC Credit Facility limits the ability of the Company, without the banks' prior approval, to (i) declare or pay dividends on shares of any class of its capital stock any time a default or event of default (as defined in the HPC Credit Facility) exists or will result from such declaration or payment; (ii) enter into certain extraordinary corporate transactions, including a merger, consolidation, liquidation or dissolution; or (iii) during any 12-month period, dispose of assets having an aggregate book value of more than five percent of the Company's net worth. Material covenants and restrictions include requirements to maintain a ratio of current assets plus the available portion of the commitment to current liabilities of at least 1:1, to maintain tangible net worth, as defined in the HPC Credit Facility, of a floating amount that was $68.6 million at December 31, 1995, and to prohibit certain defined types of additional indebtedness and the granting of certain liens on the Company's assets without the banks' approval. Based on the terms of the HPC Credit Facility, at December 31, 1995, $9.2 million of the Company's retained earnings was unrestricted as to the payment of common and preferred dividends. This amount varies based on changes in the shareholders' equity of the Company.
  The letter of credit facility was replaced with a new credit facility among Howell Crude Oil Company, Bank One, Texas, N.A., Bank of Montreal, Compass Bank
- Houston and Den norske Bank AS (the "HCO Credit Facility"). The HCO Credit Facility provides for a term loan in an amount of $57.5 million and for the issuance of letters of credit in the aggregate not to exceed the lesser of the commitment of $15 million or the Borrowing Base, as defined in the HCO Credit Facility.
  Repayment of the term loan will occur over a period not to exceed seven years. In July 1995, the Company began making principal payments in quarterly installments of $1.4 million. In addition, the Company is required to make additional repayments of the term loan, beginning in the second quarter of 1996, equal to 60% of Excess Cash Flow, as defined in the HCO Credit Facility. Interest will be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HCO Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR. A LIBOR-based rate of 7.9375% was applicable to the outstanding balance under the HCO Credit Facility at December 31, 1995.
  The HCO Credit Facility carries a commitment fee of 1/4% on the available portion of the commitment for letters of credit. There is no compensating balance requirement. The HCO Credit Facility is collateralized by the inventory and accounts receivable of HCO, the pipeline properties acquired from Exxon, the common stock of HCO and its subsidiaries, the common stock of HPC, and the guarantee of the Company. Material covenants and restrictions are the same as those described above for the HPC Credit Facility.
  In 1993, the Company issued 690,000 shares of $3.50 convertible preferred stock. The net proceeds from the sale were $32.9 million. Dividends on the convertible preferred stock are to be paid quarterly. Such dividends accrue and are cumulative. The Company has paid all dividends timely.
  At December 31, 1995, the Company had negative working capital of $0.8 million. In 1995, it generated cash flow from operating activities of $21.2 million. The transportation, crude oil marketing and technical fuels and chemical processing segments are expected by the Company to continue to positively impact 1996 operating cash flow, offset to some extent by the impact of higher interest expense due to higher debt levels.
  The Company currently anticipates spending approximately $0.8 million during fiscal 1996 and approximately $0.8 million during fiscal 1997 at various of its facilities for capital and operating costs associated with ongoing environmental compliance and will continue to have expenditures in connection with environmental matters beyond fiscal 1997. The Company's Channelview facility, most of which has been constructed since 1988, was designed and engineered to comply with the more stringent current regulations. The Company has determined that the federal wastewater discharge permit at its Channelview facility may have expired prior to the transfer of the permit to the Company. The Company is taking steps to resolve this matter. See Note 10 of Notes to Consolidated Financial Statements.
  The Company believes that its cash flow from operations and amounts available under the HPC Credit Facility will be sufficient to satisfy its current liquidity requirements. At December 31, 1995, the Company had $2.3 million available to it under the HPC Credit Facility. A significant decline in the value of the Company's proved reserves could result in the bank reducing the borrowing base, causing mandatory payments under the HPC Credit Facility. While the Company does not expect this to happen in 1996, such payments would adversely affect the Company's ability to carry out its capital expenditure program.
  In order to guarantee the Company a specific minimum sales price for its crude oil, the Company purchased a put option and sold a call option covering approximately 3,300 barrels per day of crude oil production for an eighteen month period beginning March 1, 1995. The option strike prices are based on the average price of crude oil on the organized exchange, with monthly settlement. The strike prices are $17 per barrel for the put option and $20 per barrel for the call option. During 1995, the monthly average sales price of crude oil on the organized exchange was between $17 and $20 per barrel; therefore, no options were exercised during the period.
  In 1995 the Company announced that it was seeking an exchange of its Main
Pass offshore property for onshore producing properties. While the Company is not actively pursuing an exchange, it will consider trading Main Pass for onshore properties with similar cash flow and reserve characteristics. The Company also offered its minerals properties for sale. These properties produced net cash flow from production of $1.8 million and an additional $0.2 million from leasing activities in 1995. A sale of these properties would not be expected to have a significant impact on the Company.
  In 1995 the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 121 and 123 entitled "Impairment of Long-Lived Assets" and "Stock-Based Compensation," respectively. Statement 121 contains provisions for recording impairment of long-lived assets that are not expected to produce net cash flows in the future to fully recover the remaining cost of the related assets. The Company does not plan to adopt Statement 121 until 1996 and does not expect to record impairment on any of its assets.
  Statement 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The company plans to continue the use of its current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by Statement 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting had been applied. Statement 123 is effective for the Company in 1996.
Item 8.  Financial Statements and Supplementary Data
  The response to this item is submitted as a separate section of this report (see page 22).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Not applicable.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

  Regarding Directors, the information appearing under the caption "Election of Directors" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 1996 Annual Shareholders' Meeting, is incorporated herein by reference. Regarding executive officers, information is set forth below.
  The executive officers are elected annually.

          Name                Age              Position
          ----                ---              --------
     Paul N. Howell            77      President and Chief Executive Officer
     Allyn R. Skelton, II      44      Senior Vice President, Chief Financial
                                           Officer and Secretary
     Robert T. Moffett         44      Vice President and General Counsel

  Mr. Paul N. Howell is President and Chief Executive Officer of the Company.
He has been Chief Executive Officer since 1955. He was elected President in September 1995. Prior to that time he served as Chief Executive Officer and Chairman of the Board.
  Mr. Allyn R. Skelton, II, was elected Senior Vice President of the Company in July 1993, Chief Financial Officer in May 1989, Vice President in July 1988 and Secretary in February 1990. He had served as the Controller of the Company since April 1985. Mr. Skelton also served as Secretary of the Company from October 1985 until October 1988. He joined the Company in 1983.
  Mr. Robert T. Moffett was elected Vice President and General Counsel of the Company in January 1994. He had served as General Counsel of the Company since September 1992. Prior to that time, Mr. Moffett was associated with the firm of Moffett & Brewster.
  Regarding delinquent filers pursuant to Item 405 of Regulation S-K, the information appearing under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 1996 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 11.  Executive Compensation

  The information appearing under the captions "Compensation of Executive Officers" and "Certain Transactions" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 1996 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information appearing under the caption "Security Ownership of Management and Certain Beneficial Owners" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 1996 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

  The information appearing under the caption "Certain Transactions" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 1996 Annual Shareholders' Meeting, is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
  (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report (see page 22).
  (a)(3) and (c). The response to this portion of Item 14 is submitted as a separate section of this report (see page 41).
  (b). Reports on Form 8-K. None were filed during the last quarter of the Registrant's fiscal year ended December 31, 1995.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOWELL CORPORATION
                                        (Registrant)


                                        By  /s/   Allyn R. Skelton, II
                                           ---------------------------
                                                Allyn R. Skelton, II
                                               Senior Vice President,
                                             Chief Financial Officer and
                                                      Secretary
                                    Principal Financial and Accounting Officer

                                                       Date:  February 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Signature                 Title                    Date
               ---------                 -----                    ----
                                   Principal Executive
  /s/     Paul N. Howell           Officer and Director     February 27, 1996
          ----------------------
            Paul N. Howell
              President
                 and
         Chief Executive Officer

  /s/     Ronald E. Hall           Director                 February 27, 1996
          ----------------------
            Ronald E. Hall
          Chairman of the Board

  /s/     Jack T. Trotter          Director                 February 27, 1996
          ----------------------
          Jack T. Trotter

  /s/     Robert M. Ayres, Jr.     Director                 February 27, 1996
          ----------------------
          Robert M. Ayres, Jr.

  /s/     Walter M. Mischer, Sr.   Director                 February 27, 1996
          ----------------------
          Walter M. Mischer, Sr.

                       HOWELL CORPORATION AND SUBSIDIARIES


                                    FORM 10-K

                           ITEMS 8, 14(a) (1) and (2)

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

     The following consolidated financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

                                                                     Page
                                                                     ----
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


     The following consolidated supplemental schedules of the registrant and its subsidiaries are included in Item 14(a)(1):

                                                                     Page
                                                                     ----
     Supplemental Schedules:
          Property, Plant and Equipment                               39
          Accumulated Depreciation, Depletion and Amortization
              of Property, Plant and Equipment                        40

     The financial statement schedules are omitted because they are not applicable, are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To Howell Corporation:

 We have audited the accompanying consolidated balance sheets of Howell Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Howell Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

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



DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 1996

                       HOWELL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     December 31,
                                                   1995       1994
                                                   ----       ----
                                                  (In thousands)
                    Assets
Current assets:
     Cash and cash equivalents                  $  3,742  $  3,340
     Trade accounts receivable, less allowance
       for doubtful accounts of $239,000 in
       1995 and $214,000 in 1994                  65,288    48,432
     Inventories                                   5,428     2,655
     Other current assets                          1,712     1,520
                                                --------  --------
         Total current assets                     76,170    55,947

Property, plant and equipment:
     Oil and gas properties, utilizing the
       full-cost method of accounting            278,505   264,430
     Fee mineral interests, unproven              18,188    18,200
     Other                                       107,735    34,837
     Less accumulated depreciation, depletion
       and amortization                         (209,087) (192,694)
                                                --------  --------
         Net property, plant and equipment       195,341   124,773
                                                --------  --------
Other assets, net of accumulated amortization of
  $51,000 in 1995                                  1,815     1,720
                                                --------  --------
         Total assets                           $273,326  $182,440
                                                ========  ========

     Liabilities and Shareholders' Equity

Current liabilities:
     Current maturities of long-term debt       $  8,068  $  2,670
     Accounts payable                             61,771    46,178
     Accrued liabilities                           7,141     5,152
                                                --------  --------
         Total current liabilities                76,980    54,000
                                                --------  --------
Deferred income taxes                             20,971    19,273
                                                --------  --------
Other liabilities                                    150       150
                                                --------  --------
Long-term debt and capital lease obligation       96,205    33,098
                                                --------  --------
Commitments and contingencies

Shareholders' equity:
     Preferred stock, $1 par value; 690,000
         shares issued and outstanding;
         liquidation value of $17,250,000            690       690
     Common stock, $1 par value; 4,933,446 shares
         issued and outstanding in 1995;
         4,836,876 shares issued and outstanding
         in 1994                                   4,933     4,837
     Additional paid-in capital                   34,390    33,518
     Retained earnings                            39,007    36,874
                                                --------  --------
         Total shareholders' equity               79,020    75,919
                                                --------  --------
         Total liabilities and shareholders'
           equity                               $273,326  $182,440
                                                ========  ========



See accompanying Notes to Consolidated Financial Statements.

                       HOWELL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings

                                                          Year Ended December 31,
                                                       ----------------------------
                                                          1995      1994      1993
                                                          ----      ----      ----
                                                  (In thousands, except per share amounts)

Revenues                                               $673,537  $448,952  $411,736
                                                       --------  --------  --------
Costs and expenses:
     Products including operating expenses              646,676   431,783   396,556
     Selling, general and administrative expenses        11,748    10,992     9,912
                                                       --------  --------  --------
                                                        658,424   442,775   406,468
                                                       --------  --------  --------
Other income (expense):
     Interest expense                                    (7,109)   (2,237)   (1,915)
     Interest income                                        229       131       308
     Other, net                                             154       180       (70)
                                                       --------  --------  --------
                                                         (6,726)   (1,926)   (1,677)
                                                       --------  --------  --------
Earnings from operations before income taxes              8,387     4,251     3,591
Provision for income taxes                                3,061     1,368     1,064
                                                       --------  --------  --------
Net earnings                                           $  5,326  $  2,883  $  2,527
                                                       ========  ========  ========

Weighted average shares outstanding                       4,869     4,837     4,823
                                                       ========  ========  ========

Net earnings per common share                          $   0.60  $   0.10  $   0.18
                                                       ========  ========  ========


See accompanying Notes to Consolidated Financial Statements.


                       HOWELL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

                                 Preferred Stock     Common Stock                               Treasury Stock
                                 ---------------     ------------       Additional              --------------
                                                                         Paid-In   Retained
                                  Shares      $    Shares        $       Capital   Earnings   Shares          $    Total
                                  ------     ---   ------       ---      -------   --------   ------         ---   -----
                                                     (In thousands, except number of shares)
Balances, December 31, 1992           -   $     - 4,829,376    $4,829   $ 1,293    $37,082     10,000      $(115) $43,089
     Net earnings - 1993              -         -         -         -         -      2,527          -          -    2,527
     Cash dividends - $.16 per
         common share                 -         -         -         -         -       (772)         -          -     (772)
     Cash dividends - $2.40 per
         preferred share              -         -         -         -         -     (1,657)         -          -   (1,657)
     Common stock issued to
         director upon exercise
         of stock options             -         -     7,500         8        55          -          -          -       63
     Sale of preferred stock    690,000       690         -         -    32,170          -          -          -   32,860
     Sale of treasury stock                                                                   (10,000)       115      115
                                -------   ------- ---------    ------   -------    -------    -------      -----  -------

Balances, December 31, 1993     690,000       690 4,836,876     4,837    33,518     37,180          -          -   76,225
     Net earnings - 1994              -         -         -         -         -      2,883          -          -    2,883
     Cash dividends - $.16 per
         common share                 -         -         -         -         -       (774)         -          -     (774)
     Cash dividends - $3.50 per
         preferred share                                                            (2,415)         -          -   (2,415)
                                -------   ------- ---------    ------   -------    -------    -------      -----  -------

Balances, December 31, 1994     690,000       690 4,836,876     4,837    33,518     36,874          -         -    75,919
     Net earnings - 1995              -         -         -         -         -      5,326          -         -     5,326
     Cash dividends - $.16 per
         common share                 -         -         -         -         -       (778)         -         -      (778)
     Cash dividends - $3.50 per
         preferred share              -         -         -         -         -     (2,415)         -         -    (2,415)
     Common stock issued to
         employees and directors
         upon exercise of
         stock options                               96,570        96       872          -          -         -       968
                                -------   ------- ---------    ------   -------    -------    -------     -----   -------
Balances, December 31, 1995     690,000   $   690 4,933,446    $4,933   $34,390    $39,007          -     $   -   $79,020
                                =======   ======= =========    ======   =======    =======    =======     =====   =======

See accompanying Notes to Consolidated Financial Statements.

                       HOWELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                           Year Ended December 31,
                                                         --------------------------
                                                          1995      1994      1993
                                                          ----      ----      ----
                                                                 (In thousands)
OPERATING ACTIVITIES:
    Net earnings                                       $  5,326  $  2,883  $  2,527
    Adjustments to reconcile net earnings to
      cash provided by operations:
        Depreciation, depletion and amortization         16,404    12,323    11,070
        Deferred income taxes                             1,698     1,057     1,032
        Gain on sale(s) of asset(s)                         (34)      (25)      (11)
        (Increase) decrease in accounts receivable      (16,856)  (18,080)   21,519
        Increase in inventories                          (2,773)      (82)      (86)
        (Increase) decrease in other current assets        (192)      478      (580)
        Increase (decrease) in accounts payable          15,593    18,657   (20,650)
        Increase (decrease) in accrued and other
          liabilities                                     1,989       656    (1,147)
                                                       --------  --------  --------
Cash provided by operating activities                    21,155    17,867    13,674
                                                       --------  --------  --------

INVESTING ACTIVITIES:
    Proceeds from the disposition of assets               1,629     1,450     1,491
    Additions to property, plant and equipment          (88,282)  (13,408)  (39,111)
    Other, net                                             (380)     (551)       28
                                                       --------  --------  --------
        Cash utilized in investing activities           (87,033)  (12,509)  (37,592)
                                                       --------  --------  --------

FINANCING ACTIVITIES:
    Long-term debt:
        Borrowings (repayments) under revolving credit
          agreement, net                                 18,050      (300)   (4,550)
        Borrowings under term loan agreements, net       54,625         -         -
        Payments to Department of Energy                 (2,122)   (1,047)     (981)
        Other repayments                                 (2,048)     (819)     (479)
    Cash dividends:
        Common shareholders                                (778)     (774)     (772)
        Preferred shareholders                           (2,415)   (2,415)   (1,657)
    Issuance of preferred stock                               -         -    32,860
    Exercise of stock options                               968         -        63
    Sale of treasury shares                                   -         -       115
                                                       --------  --------  --------
        Cash provided by (utilized in) financing
           activities                                    66,280    (5,355)   24,599
                                                       --------  --------  --------

NET INCREASE IN CASH BALANCE                                402         3       681

CASH, BEGINNING OF YEAR                                   3,340     3,337     2,656
                                                       --------  --------  --------
CASH, END OF YEAR                                      $  3,742  $  3,340  $  3,337
                                                       ========  ========  ========

See accompanying Notes to Consolidated Financial Statements.

                       HOWELL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 Years Ended December 31, 1995, 1994 and 1993

Note 1.  Summary of Significant Accounting Policies

  Principles of Consolidation

    The consolidated financial statements include the accounts of Howell Corporation and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

  Nature of Operations

    The Company is primarily engaged in exploration, production, acquisition and development of oil and gas properties. The Company is also involved in compatible crude oil marketing, technical fuels and chemical processing and transportation. These operations are conducted in the United States. Information on the relative importance of the segments can be found in Note 8.

  Inventories

    Inventories of crude oil and refined products are stated at the lower of market value or monthly weighted average cost. Crude oil exchange transactions are included as additions to or reductions of inventories at the time title passes. The Company has a limited program of hedging its crude oil inventories and fixed purchase price commitments. Crude oil future contracts and options are being used as the hedging tools. Changes in the market value of the financial instruments are deferred until the gain or loss is recognized on the hedged transactions.
    Other inventories are stated at the lower of average cost or market value.

  Property, Depreciation, Depletion and Amortization

    The Company follows the full-cost method of accounting for its oil and gas exploration and production activities, which are conducted solely in the United States. Consequently, all costs pertaining to the acquisition, exploration and development of oil and gas reserves are capitalized and amortized using the unit-of-production method as the remaining proved oil and gas reserves are produced. The Company's net investment in oil and gas properties is subject to a quarterly ceiling limitation calculation that is based on the present value of future net revenues from estimated production of proved oil and gas reserves valued at current prices. Costs in excess of the ceiling limitation are currently charged to expense. Gains or losses upon the disposition of a property, normally treated as an adjustment to capitalized costs, are recognized currently in the event of a sale of a significant portion
(normally in excess of 25%) of oil  and gas reserves.
    The costs allocated to the unproven fee mineral interests of the Company are excluded from amortization under the full-cost method of accounting described above. These costs are reviewed periodically for impairment. This impairment will generally be based on geographic or geologic data. At the time of any impairment, the related costs will be added to the costs being amortized under the full-cost method of accounting. Due to the perpetual nature of the Company's ownership of these mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest. Therefore, at the time that a well is drilled only a portion of the costs allocated to the acreage drilled may be added to the costs being amortized.
    Other property and equipment are carried at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the assets, primarily 10 to 15 years for technical fuels and chemical processing and terminalling facilities and improvements, 20 years for pipelines and related assets, 20 to 25 years for buildings, and 2 to 5 years for transportation and operating equipment.
    Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized.

  Income Taxes

    In 1991, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), which governs the accounting recognition of income taxes in its financial statements. Statement 109 defines a balance sheet (liability) approach in the calculation of the deferred tax balance at each financial statement date by applying the provisions of enacted tax laws to measure the deferred tax consequences of the differences in the tax and financial (book) bases of assets and liabilities as they result in net taxable or deductible amounts in future years. The net taxable or deductible amounts in future years are adjusted for the effect of utilizing the carryback/carryforward attributes of any net losses generated and available tax credits.

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

  Consolidated Statements of Cash Flows

    Included in the statements of cash flows are cash equivalents defined as short-term, highly liquid investments that are readily convertible to cash and so near to maturity that their value would not change significantly because of changes in interest rates. The Company made cash payments for interest of $6,435,000, $2,179,000 and $1,816,000 in 1995, 1994 and 1993, respectively. In
1995, 1994 and 1993 cash payments for income taxes totaled $1,157,650, $126,000 and $171,000, respectively.

  Supplementary Oil and Gas Producing Information (Unaudited)

    The supplementary oil and gas producing information required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," is included in Item 2 Properties in this annual report on Form 10-K.

  Disclosures About Fair Value of Financial Instruments

    The Company estimates that the carrying amount of its cash and cash equivalents as reflected in its balance sheet approximates fair value because of the short-term maturity of those items.
    Information on the fair value of the Company's long-term debt and capital lease obligation can be found in Note 6.

  Environmental Liabilities

    The Company provides for the estimated costs of environmental contingencies when liabilities are likely to occur and reasonable estimates can be made. In accordance with full cost accounting rules, the Company provides for future environmental clean-up costs associated with oil and gas activities as a component of its depreciation, depletion and amortization expense. Information regarding environmental liabilities can be found in Note 10. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to expense as incurred.

  Derivatives

    As stated above, crude oil future contracts and options are being used as a hedging tool in a limited program of hedging crude oil inventories and fixed purchase price commitments. Product costs of the crude oil marketing segment were reduced by $0.1 million in both 1995 and 1994 from the effects of futures and options.
    In addition, for the second half of 1994, the Company purchased a put option for its crude oil production to guarantee the Company a specific minimum sales price for the volume of production hedged. Because market prices were higher than the option strike price, the option was not exercised.
    In 1995, the Company purchased a put option and sold a call option covering 3,300 barrels per day of oil production for an eighteen month period beginning March 1, 1995. The option strike prices are based on the average price of crude oil on the organized exchange, with monthly settlement. The strike prices are
$17 per barrel for the put option and $20 per barrel for the call option. The premiums for the options are being amortized over the period.
    During 1995, the monthly average price of crude oil on the organized exchange was between $17 and $20 per barrel; therefore, none of the options were exercised during this period. Premiums amortized during 1995 totaled $0.4 million and were recorded as a reduction of revenue. In 1994, premiums amortized reduced revenues by $0.1 million.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Impairment of Long-Lived Assets

    In 1995, Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets" ("Statement 121") was issued. Statement 121 contains provisions for recording impairment of long-lived assets that are not expected to produce net cash flows in the future to fully recover the remaining cost of the related assets. The Company does not plan to adopt Statement 121 until 1996. The Company does not expect to record impairment on any of its assets.

  Stock-Based Compensation

    In October 1995, Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation" ("Statement 123") was issued. Statement 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue the use of its current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by Statement 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair value based method of accounting had been applied. Statement 123 is effective for the Company in 1996.

Note 2.  Inventories

  The major classes of inventory at December 31, 1995 and 1994 were as follows:

                                1995    1994
                                ----    ----
                              (In thousands)

Refined products              $1,494   $1,333
Crude oil                      2,140      578
Chemicals                      1,695      665
Other materials and supplies      99       79
                              ------   ------
                              $5,428   $2,655
                              ======   ======

Note 3.  Note Receivable

  On April 21, 1992, the Company sold its San Antonio, Texas, refinery for a sales price of $2.2 million. The Company received a downpayment of $0.4 million and a note requiring monthly principal and interest payments for three years. In 1993, the time period for repayment was extended one additional year. The interest rate for the note was 10%. Due to the uncertainty about the ultimate collection of the note receivable, the Company did not recognize gain on the sale or interest income on the note as payments were made. In 1995, the Company agreed to accept $0.5 million in settlement of the balance remaining under the note. This settlement resulted in $0.4 million of income for the Company that is included in other income (expense) in the Consolidated Statement of Earnings for 1995.

Note 4 - Acquisition of Pipeline Assets

  On March 31, 1995, the Company's crude oil marketing segment acquired from Exxon Pipeline Company ("Exxon") two interstate crude oil pipeline systems and one intrastate crude oil pipeline system. The interstate pipeline systems are located in Florida/Alabama ("Jay System") and Mississippi/Louisiana ("MS
System"). The intrastate system is located in Texas ("Texas System"). Collectively, the purchase of these pipelines and related assets comprise the "Exxon Transaction".
  The Texas System consists of a 555-mile pipeline system extending from Groesbeck, Texas, south to Texas City, Texas, and tanks for crude oil storage with a total capacity of approximately 1.9 million barrels. The Jay System consists of a 90-mile pipeline system that extends west from Santa Rosa County, Florida, to Mobile County, Alabama, and includes tanks with approximately 0.2 million barrels of storage capacity. The MS System consists of a 230-mile pipeline system extending from Jones County, Mississippi, to Baton Rouge, Louisiana, and includes storage capacity of approximately 0.2 million barrels.
  The total negotiated purchase price paid to Exxon for the Exxon Transaction was $63.5 million. The Exxon Transaction was financed through borrowings from banks. See Note 6 below.
  The following unaudited pro forma information represents the consolidated statements of earnings, assuming the Exxon Transaction had occurred at the beginning of each period presented.

                                     Year Ended December 31
                                       ------------------
                                        1995        1994
                                        ----        ----
                              (In thousands, except per share)

     Revenues                         $679,245  $469,002
     Net earnings                        6,173     4,854
     Net earnings per common share        0.77      0.50

  The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Note 5.  Income Taxes

  A summary of the provision (credit) for income taxes included in the consolidated statements of earnings is as follows:

                   Year Ended December 31,
                   ------------------------
                    1995     1994     1993
                    ----     ----     ----
                      (In thousands)
Current:
    Federal        $  356   $    -  $    -
    State             438      161      32
Deferred            2,267    1,207   1,032
                   ------   ------  ------
                   $3,061   $1,368  $1,064
                   ======   ======  ======

  Deferred income taxes are provided on all temporary differences between financial and taxable income. The approximate tax effects of each significant type of temporary difference and carryforward were as follows:

                                                    Year Ended December 31,
                                                    ----------------------
                                                        1995      1994
                                                        ----      ----
                                                        (In thousands)

Accrual of costs not deductible for tax              $    864  $    841
Difference in book and tax basis of note receivable         -       391
Statutory depletion carryforwards                       1,274     1,043
Minimum tax credit carryforwards                          418         -
Net operating loss carryforwards                        2,507     3,421
Other                                                      44         -
                                                     --------  --------
Total deferred tax assets                               5,107     5,696
                                                     --------  --------
Differences between book and tax bases of
  property, plant and equipment                       (26,078)  (24,858)
Other                                                       -      (111)
                                                     --------  --------
Total deferred tax liabilities                        (26,078)  (24,969)
                                                     --------  --------
Net deferred income taxes                            $(20,971) $(19,273)
                                                     ========  ========

  The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. Federal income tax rate of 34% to the earnings before income taxes:

                                                     Year Ended December 31,
                                                     -----------------------
                                                      1995     1994    1993
                                                      ----     ----    ----
                                                       (In thousands)

Provision for income taxes at the statutory rate     $2,852   $1,445 $1,221
Statutory depletion in excess of cost basis            (327)    (237)  (310)
State income taxes                                      438      161     32
Other                                                    98       (1)   121
                                                     ------   ------ ------
                                                     $3,061   $1,368 $1,064
                                                     ======   ====== ======

  At December 31, 1995, the Company, for tax reporting purposes, has a net operating loss carryforward of $6,973,000 that has been recognized as a reduction of the deferred tax liability. The carryforward, if not previously utilized, expires as follows: $1,542,000 in 2006, $4,128,000 in 2007 and $1,303,000 in 2008. In addition, the Company, for tax reporting purposes, has a statutory depletion carryforward of $3,573,000 and a minimum tax credit carryforward of $418,000 that have been recognized as reductions of the deferred tax liability. These carryforwards have no expiration.

Note 6.  Debt and Available Credit Facilities

  Long-term debt and the capital lease obligation of the Company as of December 31, 1995 and 1994 were as follows:

                                                                              1995      1994
                                                                              ----      ----
                                                                               (In thousands)

Note payable under a $44.5 million revolving credit/term loan agreement     $42,250   $24,200
Note payable under a term loan agreement                                     54,625         -
Note payable to Department of Energy (DOE)                                    7,265     9,387
Note payable to Paul N. Howell                                                    -     2,000
Capital lease obligation for transportation equipment                           133       181
                                                                            -------   -------
                                                                            104,273    35,768
Less:  Current maturities                                                     8,068     2,670
                                                                            -------   -------
                                                                            $96,205   $33,098
                                                                            =======   =======

  Maturities of long-term debt for the five years subsequent to December 31, 1995 are as follows (in thousands):

                      Bank      Bank
             Total   Revolver   Term     DOE
             -----   --------   ----     ---
1996       $  8,016  $     -  $ 5,750  $2,266
1997         13,449    5,281    5,750   2,418
1998         18,894   10,563    5,750   2,581
1999         16,312   10,562    5,750      -
2000         16,313   10,563    5,750      -
Thereafter   31,156    5,281   25,875      -
           --------  -------  -------  ------
           $104,140  $42,250  $54,625  $7,265
           ========  =======  =======  ======

  The following is a schedule by years of future minimum lease payments for the capital lease obligation, together with the present value of the net minimum lease payments as of December 31, 1995 (in thousands):

1996                                          $ 60
1997                                            83
                                              ----
     Total minimum lease payments             $143
Less:  Amount representing interest             10
                                              ----
Present value of net minimum lease payments   $133
                                              ====

  Revolving credit/term loan agreement

    On March 31, 1995, the Company replaced its existing revolving credit/term loan agreement and letter of credit facility with two new credit facilities. The revolving credit/term loan agreement was replaced with a new credit facility among Howell Petroleum Corporation and Bank One, Texas, N.A., Bank of Montreal, Compass Bank - Houston and Den norske Bank AS (the "HPC Credit Facility"). The borrowing base under the HPC Credit Facility was $44.5 million at December 31, 1995 and declines monthly by $0.7 million until such time as it is redetermined. The borrowing base is reviewed semi-annually by the banks with mandatory payments if the borrowing base, as determined solely by the banks based on the Company's interest in proved oil and gas reserves, is less than the outstanding balance on the loan. The Company has assumed that, although the borrowing base will decrease in 1996, the decrease would not result in a mandatory repayment under the terms of the HPC Credit Facility and, therefore, none of the debt is reflected as a current obligation. The HPC Credit Facility provides for a revolving period until June 1, 1997, with interest to be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HPC Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR. A LIBOR-based rate of 7.9375% was applicable to $34.5 million of the outstanding balance under the HPC Credit Facility at December 31, 1995. The remainder of the outstanding balance of $7.8 million was subject to the Floating Base Rate of 8.5%. At the end of the revolving period, the revolving loan converts automatically to a four-year term loan, with principal payments to be made in sixteen quarterly installments along with accrued interest on the unpaid principal balance. The HPC Credit Facility also provides for the issuance of letters of credit in an amount up to $5.0 million. The amount of letters of credit outstanding reduces the amount of the available commitment.
    The HPC Credit Facility is collateralized by mortgages on substantially all of the Company's producing oil and gas properties, the common stock of Howell Petroleum Corporation ("HPC"), the common stock of Howell Crude Oil Company ("HCO") and the guarantee of the Company. There is no compensating balance requirement, and the HPC Credit Facility carries a commitment fee of 3/8% on the available portion of the commitment. The HPC Credit Facility limits the ability of the Company, without the banks' prior approval, to (i) declare or pay dividends on shares of any class of its capital stock any time a default or event of default (as defined in the HPC Credit Facility) exists or will result from such declaration or payment; (ii) enter into certain extraordinary corporate transactions, including a merger, consolidation, liquidation or dissolution; or (iii) during any 12-month period, dispose of assets having an aggregate book value of more than five percent of the Company's net worth. Material covenants and restrictions include requirements to maintain a ratio of current assets plus the available portion of the commitment to current liabilities of at least 1:1, to maintain tangible net worth, as defined in the HPC Credit Facility, of a floating amount that was $68.6 million at December 31, 1995, and to prohibit certain defined types of additional indebtedness and the granting of certain liens on the Company's assets without the banks' approval. Based on the terms of the HPC Credit Facility, at December 31, 1995, $9.2 million of the Company's retained earnings was unrestricted as to the payment of common and preferred dividends. This amount varies based on changes in the shareholders' equity of the Company.

  Term loan agreement

    The letter of credit facility was replaced with a new credit facility among Howell Crude Oil Company, Bank One, Texas, N.A., Bank of Montreal, Compass Bank
- Houston and Den norske Bank AS (the "HCO Credit Facility"). The HCO Credit Facility provides for a term loan in an amount of $57.5 million and for the issuance of letters of credit in the aggregate not to exceed the lesser of the commitment of $15 million or the Borrowing Base, as defined in the HCO Credit Facility.
    Repayment of the term loan will occur over a period not to exceed seven years. In July 1995, the Company began making principal payments in quarterly installments of $1.4 million. In addition, the Company is required to make additional repayments of the term loan, beginning in the second quarter of 1996, equal to 60% of Excess Cash Flow, as defined in the HCO Credit Facility. Interest will be paid monthly at the rate selected by the Company of either (1) a Floating Base Rate (as defined in the HCO Credit Facility) that is generally the prevailing prime rate or (2) a rate based on LIBOR. A LIBOR-based rate of 7.9375% was applicable to the outstanding balance under the HCO Credit Facility at December 31, 1995.
    The HCO Credit Facility carries a commitment fee of 1/4% on the available portion of the commitment for letters of credit. There is no compensating balance requirement. The HCO Credit Facility is collateralized by the inventory and accounts receivable of HCO, the pipeline properties acquired from Exxon, the common stock of HCO and its subsidiaries, the common stock of HPC, and the guarantee of the Company. Material covenants and restrictions are the same as those described above for the HPC Credit Facility.

  Department of Energy

    As a result of an agreement settling allegations by the DOE against the Company related to crude oil pricing and allocation regulation violations in the 1970's, the Company agreed, in 1989, to pay $19.4 million to the DOE. The remaining balance owed at December 31, 1995 was $7.3 million. The obligation bears interest at a trailing average prime rate. At December 31, 1995, that rate was 8.85%.
    The payments required by the agreement may be accelerated at the Company's discretion or pursuant to a formula based on proceeds from any significant sale of assets by the Company or its affiliates. Asset sales in 1990 through 1995, based on the formula contained in the final order, did not result in an acceleration of principal payments. There is a provision in the agreement for securing the installment payments due the DOE, but only under certain conditions which are applicable in the event the Company's current secured lender releases its security. Other than the financial obligations discussed above, the agreement does not impose any restrictions or limitations on the manner in which the Company may conduct its business in the future.

  Other

    During 1982, the Company borrowed $4.5 million from Paul N. Howell, President and Chief Executive Officer of the Company. In 1987, 1988 and 1991 the Company made partial repayments of the term note totaling $2.5 million. In November 1995, the term note was repaid.
    In July 1992, the Company entered into a capital lease for transportation equipment. The obligation is payable in monthly installments with interest at
7.4%. The obligation is secured by the equipment. Included in property at December 31, 1995, is the cost of the transportation equipment under capital lease of $0.3 million and accumulated depreciation of $0.1 million on the equipment.

  Fair value of long-term debt

    The fair value of the Company's long-term debt and its capital lease obligation at December 31, 1995 was estimated to be the same as its carrying value in the balance sheet, as all significant debt obligations bear interest at floating market rates.

Note 7.  Shareholders' Equity

  Preferred stock

    At December 31, 1995 and 1994, the Company had 3,000,000 shares of preferred stock authorized.
    In April 1993, the Company completed a public offering of 690,000 shares of $3.50 convertible preferred stock. The offering was priced at $50 per share to yield 7%. The convertible preferred stock is convertible into common stock of the Company at the option of the holder, at any time, at a conversion rate equal to, approximately, 3.03 common shares for each preferred share, with fractional shares paid in cash. The Company has the option to redeem the convertible preferred stock at a declining premium redemption price beginning in 1996.
    Dividends on the convertible preferred stock are to be paid quarterly. Such dividends accrue and are cumulative. Holders of the preferred stock have no voting rights except on matters affecting the rights of preferred shareholders. If at any time the equivalent of six quarterly dividends payable on the preferred stock are accrued and unpaid, the preferred shareholders will be entitled to elect two additional directors to the Company's Board of Directors. The Company is current in the payment of preferred dividends.

  Common stock

    At December 31, 1995 and 1994, the Company had 10,000,000 shares of common stock authorized.
    Under the Company's 1975 Nonqualified Stock Option Plan (the "1975 Plan"), options to purchase 180,000 shares could be granted. At December 31, 1994, options to acquire 4,020 shares were outstanding and exercisable, at an average price of $14.88 per share. No options were exercised pursuant to the 1975 Plan during 1995 and no additional options may be granted under this plan. At December 31, 1995, all options issued pursuant to the 1975 Plan had expired.
    Under the Company's 1988 Stock Option Plan, options to purchase 750,000 shares may be granted. At December 31, 1994, options to acquire 443,173 shares were outstanding, of which 209,758 were exercisable at an average price of $10.12 per share. The average exercise price of all options outstanding at December 31, 1994 was $10.56 per share. At December 31, 1995, options to acquire 466,217 shares were outstanding, of which 182,670 were exercisable at an average price of $10.32 per share. The average exercise price of all options outstanding at December 31, 1995 was $10.96 per share. Options to acquire 96,570 and 7,500 shares were exercised in 1995 and 1993, respectively, at average exercise prices of $10.03 and $8.32 per share, respectively.

Note 8.  Segment Information

  Financial information about the Company's continuing operations for each of the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

                                               Technical
                                                 Fuels
                                                   &                          Inter-
                          Oil & Gas  Crude Oil  Chemical   Trans-            segment
                          Production Marketing Processing portation  Other    Sales     Total
                          ---------- --------- ---------- ---------  -----    -----     -----
                                                       (In thousands)
December  31, 1995
Revenues                   $ 31,501  $622,657   $30,951   $16,119   $     -  $(27,691) $673,537
                           --------  --------   -------   -------   -------  --------  --------
Operating profit (loss)    $  6,977  $  8,288   $ 2,479   $   947   $  (157)           $ 18,534
                           --------  --------   -------   -------   -------            --------
General corporate expense                                                              $ (3,421)
Other income (expense), net                                                            $ (6,726)
                                                                                       --------
Earnings from operations
    before income taxes                                                                $  8,387
                                                                                       --------
Identifiable assets        $109,755  $125,316   $23,275   $ 4,189   $10,791            $273,326
                           --------  --------   -------   -------   -------            --------
Capital expenditures       $ 14,949  $ 69,997   $ 1,052   $ 2,193   $    91            $ 88,282
                           --------  --------   -------   -------   -------            --------
Depreciation, depletion and
    amortization           $ 10,259  $  2,919   $ 2,152   $   764   $   310            $ 16,404
                           --------  --------   -------   -------   -------            --------
December 31, 1994
Revenues                   $ 28,918  $402,855   $29,580   $12,418   $    16  $(24,835) $448,952
                           --------  --------   -------   -------   -------  --------  --------
Operating profit (loss)    $  6,224  $  2,085   $   579   $ 1,289   $  (342)           $  9,835
                           --------  --------   -------   -------   -------            --------
General corporate expense                                                              $ (3,658)
Other income (expense), net                                                            $ (1,926)
                                                                                       --------
Earnings from operations
    before income taxes                                                                $  4,251
                                                                                       --------
Identifiable assets        $105,806  $ 42,794   $22,377   $ 2,894   $ 8,569            $182,440
                           --------  --------   -------   -------   -------            --------
Capital expenditures       $  9,606  $    765   $ 1,345   $ 1,407   $   285            $ 13,408
                           --------  --------   -------   -------   -------            --------
Depreciation, depletion and
    amortization           $  9,282  $    280   $ 2,024   $   410   $   327            $ 12,323
                           --------  --------   -------   -------   -------            --------
December 31, 1993
Revenues                   $ 31,281  $369,054   $25,300   $ 9,247   $     -  $(23,146) $411,736
                           --------  --------   -------   -------   -------  --------  --------
Operating profit (loss)    $  7,287  $    844   $    85   $   585   $   (61)           $  8,740
                           --------  --------   -------   -------   -------            --------
General corporate expense                                                              $ (3,472)
Other income (expense), net                                                            $ (1,677)
                                                                                       --------
Earnings from operations
     before income taxes                                                               $  3,591
                                                                                       --------
Identifiable assets        $107,996  $ 24,111   $22,306   $ 1,506   $ 8,623            $164,542
                           --------  --------   -------   -------   -------            --------
Capital expenditures       $ 35,769  $    296   $ 2,423   $   338   $   285            $ 39,111
                           --------  --------   -------   -------   -------            --------
Depreciation, depletion
    and amortization       $  8,483  $    213   $ 1,851   $   264   $   259            $ 11,070
                           --------  --------   -------   -------   -------            --------

  In addition to the results of the Company's oil and gas exploration and production activities, the oil and gas production segment information includes the gas marketing activities of the Company and the results of production of carbon dioxide, helium and sulfur from the LaBarge Project.
  Intersegment sales by the oil and gas production segment to the crude oil marketing segment were $16,399,000, $14,258,000 and $14,146,000 in 1995, 1994 and 1993, respectively. Intersegment sales by the transportation segment to the crude oil marketing segment in 1995, 1994 and 1993 were $8,858,000, $7,743,000 and $6,642,000, respectively. Intersegment sales by the transportation segment to the technical fuels and chemical processing segment in 1995, 1994 and 1993 were $1,697,000, $2,066,000 and $1,683,000, respectively. Intersegment sales by the oil and gas production segment to the technical fuels and chemical processing segment in 1995, 1994 and 1993 were $737,000, $768,000 and $675,000, respectively.  These amounts have been eliminated in consolidation.
  Marathon Oil Company, a customer of the crude oil marketing segment, accounted for approximately 12%, 18% and 11% of consolidated revenues in 1995, 1994 and 1993, respectively.
Note 9.  Litigation
  Donna Refinery Partners, Ltd. v. Howell Crude Oil Company and Howell Corporation; Texas District Court; No. 89-033634. In December 1993, a jury verdict of $1.9 million was rendered against the Company in this lawsuit alleging breach of contract. The trial judge reduced the jury verdict to approximately $675,000. The Company believes the judgment is in error. The Company filed a motion for a new trial that was denied, so the Company appealed the decision. Donna has filed an appeal to increase the recovery by $1.25 million. Briefs have been filed and arguments heard, and a decision on the appeal is pending. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operations of the Company.
  Mobile Mineral Corporation, et al, v. Howell Crude Oil Company, et al; Circuit Court of Mobile County, Alabama; CV-95-1564. This lawsuit was filed as a class action in May 1995 by one working interest owner and two royalty owners in the North Frisco City Field alleging breach of contracts by not paying the plaintiffs " . . . the highest available price for oil". Damages claimed by the plaintiffs are approximately $3.8 million and are based on numerous damage theories including, but not limited to, allegations of breach of contract and fraud. The complaint also seeks punitive damages. The Company has filed an answer denying all charges.
  Related to this matter, the Company, on July 11, 1995, received a demand letter from the working interest owners in the North Frisco City Field and in the North Rome Field indicating the Company had not paid according to the terms of a "call on production".
  The Company was granted a call on a portion of this production but has never exercised the call. Accordingly, the Company has filed a petition for a declaratory judgment to that effect in Texas District Court. The defendants in this action have counterclaimed against the Company. These claims are similar in nature to the Alabama litigation. One of the defendants, John Faulkinberry, has filed a counterclaim against the Company seeking actual damages of $75,000 and punitive damages of $100,000,000. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company.
  There are various other lawsuits and claims against the Company, none of which, in the opinion of management, will have a material adverse effect on the Company.

Note 10.  Commitments and Contingencies

  In January 1995, an Agreed Order with the Texas Natural Resource Conservation Commission was signed by the Company with respect to alleged violations of rules regarding the permitting and storage of hazardous wastes at a facility that was previously owned by the Company. Penalties totaling $26,000 were assessed and paid by the Company. During 1995 and 1994, the Company incurred costs of $28,000 and $213,000, respectively, related to remediation and disposal of the hazardous wastes. Additional testing and monitoring of the groundwater and formal approval of the remediation work is still required. The Company has completed the remediation work related to hazardous waste storage rule violations. The new owner of the facility has accepted responsibility for the first $100,000 of costs related to additional testing, monitoring and remediation, if necessary, of the groundwater. Should the costs for these activities exceed $100,000, the Company could be responsible for some portion of the additional costs. The Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.
  The Channelview facility is discharging wastewater pursuant to a state wastewater discharge permit. Industries located in the state of Texas are required  to  obtain wastewater discharge permits from the state  and  from  the
Environmental Protection Agency ("EPA"). When the Company purchased the Channelview facility in 1988, it requested and obtained a transfer of these permits. In 1990, the Company applied for a renewal of both the federal and the state wastewater permits. The state permit was reissued in 1992. During 1993, the Company determined that the federal wastewater discharge permit may have expired prior to the EPA's transfer of the permit to the Company. The EPA has been contacted to resolve this issue, and the Company will be negotiating to obtain a renewed permit. Penalties may potentially be imposed upon the Company as a result of this matter; however, until this matter is resolved, the amount of such penalties, if any, cannot be quantified. While penalties may be material and the actions of regulatory bodies are not subject to accurate prediction, based on information currently available to the Company and on the circumstances present at its Channelview facility (including the existence of the state permit, the Company's compliance with the more stringent state permit and the ability, if required, to operate the Channelview facility utilizing holding tanks and offsite third party treatment facilities in the absence of a permit), the Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.
  The Company occupies office and operational facilities and uses equipment under operating lease arrangements. Expense of these arrangements amounted to $2,201,000 in 1995, $2,078,000 in 1994 and $1,729,000 in 1993. At December 31,
1995, long-term commitments for lease of facilities and equipment totaled approximately $11,583,000, consisting of $2,752,000, $1,913,000, $1,689,000,
$1,609,000 and $736,000 for the years 1996 through 2000, respectively, and $2,884,000 thereafter.

                       HOWELL CORPORATION AND SUBSIDIARIES
                            Supplemental Schedule of
                          Property, Plant and Equipment

                                                       Balance                         Transfers
                                                          at                              and     Balance
                                                       Beginning Additions Retirements   Other    at End
Classification                                          of Year   at Cost  and Sales  Adjustments of Year
                                                       --------  --------- ---------- ----------- -------
                                                                           (In thousands)
Year ended December 31, 1993:
     Land                                              $    488   $     -    $    -    $    -  $    488
     Technical fuels and chemical
        processing facilities                            21,149         -        21       806    21,934
     Construction in progress                                30     2,423         -      (492)    1,961
     Transportation equipment                             2,130       282        70      (178)    2,164
     Other facilities and equipment                       4,057       637        93        68     4,669
     Oil and gas properties                             241,156    17,509     2,438         -   256,227
     Fee mineral interests                                    -    18,260         -         -    18,260
     Crude oil pipelines                                  1,300         -         -         -     1,300
                                                       --------   -------    ------    ------  --------
          Total                                        $270,310   $39,111    $2,622    $  204  $307,003
                                                       ========   =======    ======    ======  ========

Year ended December 31, 1994:
     Land                                              $    488   $    16    $    -    $    -  $    504
     Technical fuels and chemical
        processing facilities                            21,934         -        26     3,097    25,005
     Construction in progress                             1,961     1,345         -    (3,097)      209
     Transportation equipment                             2,164     1,312       277       (95)    3,104
     Other facilities and equipment                       4,669     1,129     1,178        95     4,715
     Oil and gas properties                             256,227     9,603     1,463        63   264,430
     Fee mineral interests                               18,260         3         -       (63)   18,200
     Crude oil pipelines                                  1,300         -         -         -     1,300
                                                       --------   -------    ------    ------  --------
          Total                                        $307,003   $13,408    $2,944    $    -  $317,467
                                                       ========   =======    ======    ======  ========

Year ended December 31, 1995:
     Land                                              $    504   $ 2,109    $    -    $    -  $  2,613
     Technical fuels and chemical
        processing facilities                            25,005         -        45       817    25,777
     Construction in progress                               209     2,276         -      (817)    1,668
     Transportation equipment                             3,104     2,119       243         -     4,980
     Other facilities and equipment                       4,715       739       147         -     5,307
     Oil and gas properties                             264,430    14,949       886        12   278,505
     Fee mineral interests                               18,200         -         -       (12)   18,188
     Crude oil pipelines                                  1,300    66,090         -         -    67,390
                                                       --------   -------    ------    ------  --------
          Total                                        $317,467   $88,282    $1,321    $    -  $404,428
                                                       ========   =======    ======    ======  ========

                       HOWELL CORPORATION AND SUBSIDIARIES
                            Supplemental Schedule of
                     Accumulated Depreciation, Depletion and
                  Amortization of Property, Plant and Equipment

                                                       Balance                        Transfers
                                                          at                             and      Balance
                                                       Beginning Additions Retirements  Other     at End
Classification                                          of Year   at Cost  and Sales  Adjustments of Year
                                                       --------  --------- ---------- ----------- -------
                                                                           (In thousands)
Year ended December 31, 1993:
     Technical fuels and chemical
        processing facilities                          $  5,777   $ 1,851    $   21      $123  $  7,730
     Transportation equipment                               929       223        65       (42)    1,045
     Other facilities and equipment                       2,576       411        75       123     3,035
     Oil and gas properties                             161,640     8,483       981         -   169,142
     Crude oil pipelines                                    836       102         -         -       938
                                                       --------   -------    ------      ----  --------
          Total                                        $171,758   $11,070    $1,142      $204  $181,890
                                                       ========   =======    ======      ====  ========

Year ended December 31, 1994:
     Technical fuels and chemical
        processing facilities                          $  7,730   $ 2,024    $   26      $  -  $  9,728
     Transportation equipment                             1,045       357        46       (65)    1,291
     Other facilities and equipment                       3,035       558     1,170        65     2,488
     Oil and gas properties                             169,142     9,282       277         -   178,147
     Crude oil pipelines                                    938       102         -         -     1,040
                                                       --------   -------    ------      ----  --------
          Total                                        $181,890   $12,323    $1,519      $  -  $192,694
                                                       ========   =======    ======      ====  ========

Year ended December 31, 1995:
     Technical fuels and chemical
        processing facilities                          $  9,728   $ 2,152    $   45      $  -  $ 11,835
     Transportation equipment                             1,291       471       146         -     1,616
     Other facilities and equipment                       2,488       712       101         -     3,099
     Oil and gas properties                             178,147    10,259      (566)        -   188,972
     Crude oil pipelines                                  1,040     2,525         -         -     3,565
                                                       --------   -------    ------      ----  --------
          Total                                        $192,694   $16,119     $(274)     $  -  $209,087
                                                       ========   =======    ======      ====  ========

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

Exhibit
Number    Description
------    -----------
 3.1 **   Certificate of Incorporation, as amended, of the Company.
 3.1(a) Certificate of Amendment to the Certificate of Incorporation of the Company (filed as an exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1994).
 3.2 **   By-laws of the Company.
10.1 **   Howell Corporation 1988 Stock Option Plan.
10.2 **   First Amendment to the Howell Corporation 1988 Stock Option Plan.
10.3 **   Second Amendment to the Howell Corporation 1988 Stock Option Plan.
10.4 **   Form of Stock Option Agreement.
10.5 Third Amendment to the Howell Corporation Stock Option Plan (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1994).
10.6 ** Form of Indemnity Agreement by and between the Company and each of its directors and executive officers.
10.7 Credit Agreement Among Howell Petroleum Corporation, as Borrower, Bank One, Texas, N.A. as Agent and as a Lender, Bank of Montreal, as a Lender, Compass Bank - Houston as a Lender and Den norske Bank AS, as a Lender, dated as of March 31, 1995 (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended March 31,
          1995).
10.8 Guaranty by Howell Corporation in Favor of Bank One, Texas, National Association, as Agent, dated as of March 31, 1995 - Credit Facility to Howell Petroleum Corporation (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended March 31,
          1995).
10.9 Credit Agreement Among Howell Crude Oil Company, as Borrower, Bank One, Texas, N.A. as Agent and as a Lender, Bank of Montreal, as a Lender, Compass Bank - Houston as a Lender and Den norske Bank AS, as a Lender, dated as of March 31, 1995 (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended March 31,
          1995).
10.10 Guaranty by Howell Corporation in Favor of Bank One, Texas, National Association, as Agent, dated as of March 31, 1995 - Credit Facility to Howell Crude Oil Company (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1995).
10.11 Guaranty by Howell Pipeline Texas, Inc., in Favor of Bank One, Texas, National Association, as Agent, dated as of March 3,1 1995 - Credit Facility to Howell Crude Oil Company (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended March 31,
          1995).
10.12     Guaranty  by  Howell Pipeline USA, Inc. in Favor of Bank  One,  Texas,
          National Association, as Agent, dated as of March 31, 1995 - Credit Facility to Howell Crude Oil Company (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended March 31,
          1995).
10.13 ** Split Dollar Life Insurance Agreement dated January 27, 1990 between the Company, Steven K. Howell, Douglas W. Howell, David L. Howell, Bradley N. Howell and Charles W. Hall, Trustee of the Howell 1990 Children's Trusts.
10.14 ** Deferred Compensation and Salary Continuation Agreement dated January 23, 1990 by and between the Company and Paul N. Howell.
10.15 ** United States of America Department of Energy Economic Regulatory Administration Consent Order with the Company dated as of February 23, 1989.
10.16 ** Letter from the Department of Energy to the Company dated September 10, 1992 modifying the terms of the Consent Order.
10.19 ** United States Department of the Interior Bureau of Land Management Oil and Gas Lease of Submerged Lands under the Outer Continental Shelf Land Act by and between the United States of America and Howell Petroleum Corporation effective as of December 1, 1981.
10.20 ** United States Department of the Interior Minerals Management Service Oil and Gas Lease of Submerged Lands under the Outer Continental Shelf Lands Act by and between the United States of America and Total Petroleum, Inc., effective as of July 1, 1983.
10.21 ** Assignment, Bill of Sale and conveyance by Total Petroleum, Inc., as assignor, to Oil Acquisitions, Inc., dated January 19, 1989.
10.22 ** Unit Operating Agreement 7300' Sand Unit, Blocks 64 and 65 Main Pass Area, Offshore Plaquemines Parish, Louisiana, by and among Howell Petroleum Corporation, Oil Acquisitions, Inc., Woods Petroleum Corporation, BHP Petroleum (Americas) Inc. and Challenger Minerals, Inc., dated as of March 1, 1990.
10.23 ** Unit Agreement for Outer Continental Shelf Development and Production Operations on the 7300' Sand Unit, Blocks 64 and 65, Main Pass Area, Offshore Plaquemines Parish, Louisiana, by and among Howell Petroleum Corporation, Oil Acquisitions, Inc., Woods Petroleum Corporation, BHP Petroleum (Americas) Inc. and Challenger Minerals, Inc., dated as of April 19, 1990.
10.24 ** Processing Agreement by and between Howell Petroleum Corporation and Exxon Company, U.S.A., effective as of August 1, 1988.
10.25 Purchase and Sale Agreement between Federal Intermediate Credit Bank of Jackson and Howell Petroleum Corporation (filed as an exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1993).
10.26 Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation dated as of December 13, 1993 (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1993).
10.27* First Amendment to Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation effective as of October 5, 1995.
10.28* Second Amendment to Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation effective as of November 21, 1995.
11 *           Computation of Earnings per Share.
21 *           Subsidiaries of the Company.
23 *           Consent of Deloitte & Touche LLP.