Form 10-Q
period 1996-03-31
HOWELL CORP /DE/
filed 1996-05-06
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549




                                    FORM 10-Q


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                                Yes    X      No
                                    -------       -------

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Outstanding at April 29, 1996
     -----------------------------      -----------------------------
     Common Stock, $1.00 par value                4,935,796


                          This report contains 12 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX

                                                                      Page No.
                                                                      --------
Part  I.  Financial Information

Item 1.   Consolidated Statements of Earnings --
       Three months ended March 31, 1996 and 1995                          3

     Consolidated Balance Sheets --
       March 31, 1996 and December 31, 1995                                4

     Consolidated Statements of Cash Flows --
       Three months ended March 31, 1996 and 1995                          5

     Notes to Consolidated Financial Statements                            6

Item 2.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           9


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                 11

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 1)


CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                     Quarter Ended March 31,
                                                         1996      1995
                                                         ----      ----

                                                     (In thousands, except
                                                       per share amounts)

Revenues                                               $166,257  $151,516
                                                       --------  --------
Cost and expenses:
     Products including operating expenses              159,587   146,823
     Selling, general and administrative expenses         2,901     2,856
                                                       --------  --------
                                                        162,488   149,679
                                                       --------  --------
Other income (expense):
     Interest expense                                    (1,946)     (627)
     Interest income                                         14        43
     Other-net                                                4        (4)
                                                       --------  --------
                                                         (1,928)     (588)
                                                       --------  --------

Earnings before income taxes                              1,841     1,249
Provision for income taxes                                  646       417
                                                       --------  --------
Net earnings                                           $  1,195  $    832
                                                       ========  ========

Weighted average common shares outstanding                4,934     4,837
                                                       ========  ========

Net earnings per common share                          $    .12  $    .05
                                                       ========  ========

Cash dividends per common share                        $    .04  $    .04
                                                       ========  ========

See accompanying Notes to Consolidated Financial Statements.


                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      Howell Corporation and Subsidiaries

                                                               March 31,  December 31,
                                                                   1996     1995
                                                                   ----     ----

                                                                   (In thousands)
                              Assets
Current assets:
     Cash and cash equivalents                                   $  1,945  $  3,742
     Trade accounts receivable, less allowance for doubtful
         accounts of $229,000 in 1996 and $239,000 in 1995         61,811    65,288
     Inventories                                                    5,321     5,428
     Other current assets                                           1,406     1,712
                                                                 --------  --------
          Total current assets                                     70,483    76,170
                                                                 --------  --------

Property, plant and equipment:
     Oil and gas properties, utilizing the full-cost
         method of accounting                                     261,050   278,505
     Fee mineral properties, unproven                              18,188    18,188
     Other                                                        128,412   107,735
     Less accumulated depreciation, depletion and amortization   (212,991) (209,087)
                                                                 --------  --------
          Net property and equipment                              194,659   195,341
                                                                 --------  --------
Other assets, net of accumulated amortization of $15,000 and
    $51,000 in 1996 and 1995, respectively                          1,995     1,815
                                                                 --------  --------
          Total assets                                           $267,137  $273,326
                                                                 ========  ========

          Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                             $8,271    $8,068
     Accounts payable                                              56,519    61,771
     Accrued liabilities                                            6,629     7,141
                                                                 --------  --------
          Total current liabilities                                71,419    76,980
                                                                 --------  --------
Deferred income taxes                                              21,593    20,971
                                                                 --------  --------
Other liabilities                                                     150       150
                                                                 --------  --------
Long-term debt                                                     94,553    96,205
                                                                 --------  --------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $1 par value; 690,000 shares issued and
       outstanding in 1996 and 1995, liquidation value
       of $34,500,000                                                 690       690
     Common stock, $1 par value; 4,934,121 issued and outstanding
        in 1996; 4,933,446 issued and outstanding in 1995           4,934     4,933
     Additional paid-in capital                                    34,396    34,390
     Retained earnings                                             39,402    39,007
                                                                 --------  --------
          Total shareholders' equity                               79,422    79,020
                                                                 --------  --------
          Total liabilities and shareholders' equity             $267,137  $273,326
                                                                 ========  ========
See accompanying Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         Howell Corporation and Subsidiaries

                                                              Quarter Ended March 31,
                                                                    1996     1995
                                                                    ----     ----

                                                                   (In thousands)

OPERATING ACTIVITIES:
     Net earnings                                                 $ 1,195  $    832
     Adjustments for noncash items:
          Depreciation, depletion and amortization                  4,134     3,342
          Deferred income taxes                                       622       324
          (Gain) loss on sales of assets                             (55)         1
     Decrease (increase) in trade accounts receivable               3,477    (9,593)
     Decrease (increase)in inventories                                107      (409)
     Decrease (increase) in other current assets                      306       (85)
     (Decrease) increase in accounts payable                       (5,252)    6,647
     (Decrease) increase in accrued and other liabilities            (512)      183
                                                                  -------  --------
          Cash provided by operating activities                     4,022     1,242
                                                                  -------  --------

INVESTING ACTIVITIES:
     Proceeds from the disposition of property                        453         3
     Additions to property, plant and equipment                    (3,826)  (73,356)
     Other, net                                                      (204)     (591)
                                                                  -------  --------
          Cash utilized in investing activities                    (3,577)  (73,944)
                                                                  -------  --------

FINANCING ACTIVITIES:
     Long-term debt:
          Borrowings under revolving credit agreement                   -    15,300
          (Repayments) borrowing under term loan agreement         (1,437)   57,500
          Other repayments                                            (12)      (10)
     Cash dividends:
          Common shareholders                                        (196)     (193)
          Preferred shareholders                                     (604)     (604)
     Exercise of stock options                                          7         -
                                                                  -------  --------
          Cash (utilized in) provided by financing activities      (2,242)   71,993
                                                                  -------  --------

NET DECREASE IN CASH BALANCE                                      $(1,797) $   (709)
                                                                  =======  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:

Interest                                                          $ 2,031  $    612
                                                                  =======  ========

Income taxes                                                      $     9  $     62
                                                                  =======  ========

See accompanying Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
March 31, 1996 and 1995

Note 1 - Basis of Financial Statement Preparation

The consolidated financial statements included herein have been prepared by Howell Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three months ended March 31, 1996 and 1995. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Note 2 - Adoption of New Accounting Standards

  Impairment of Long-Lived Assets

    In 1995, Statement of Financial Accounting Standards No. 121, "Impairment of Long-Lived Assets" ("Statement 121") was issued. Statement 121 contains provisions for recording impairment of long-lived assets that are not expected to produce net cash flows in the future to fully recover the remaining cost of the related assets. The Company adopted Statement 121 in the first quarter of 1996. The Company was not required to record impairment of any of its assets.

  Stock-Based Compensation

    In October 1995, Statement of Financial Accounting Standards No. 123, "Stock-Based Compensation" ("Statement 123") was issued. Statement 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. Statement 123 is effective for the Company in the first quarter of 1996. The Company will continue the use of its current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by Statement 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements of its 1996 annual report as if the fair value based method of accounting had been applied.

Note 3 - Inventories

The components of inventories at the balance sheet dates are as follows:

                                  March 31, December 31,
                                      1996      1995
                                      ----      ----
                                      (In thousands)

    Refined products                $1,572     $1,494
    Crude oil                        2,803      2,140
    Chemicals                          850      1,695
    Other materials and supplies        96         99
                                    ------     ------
                                    $5,321     $5,428
                                    ======     ======

Note 4 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company uses a limited program of hedging its crude oil inventories. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions.

In 1995, the Company purchased a put option and sold a call option covering 3,300 barrels per day of oil production for an eighteen month period beginning March 1, 1995. The option strike prices are based on the average price of crude oil on the organized exchange, with monthly settlement. The strike prices are $17 per barrel for the put option and $20 per barrel for the call option. The premiums for the options are being amortized over the option period.

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

Note 6 - Income Taxes

The effective tax rate for the first quarter of 1996 and 1995 was 35% and 33%, respectively.

Note 7 - Litigation and Contingent Liabilities

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

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 2)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's principal business segments are oil and gas exploration and production, crude oil marketing, technical fuels and chemical processing, and transportation. Results of operations by segment for the three months ended March 31, 1996 and 1995 are presented below and discussed in the following sections. The "Other" segment includes primarily depreciation and amortization of certain assets not directly related to those segments identified above. Selling, general and administrative expenses incurred by each business segment are included in the determination of the operating profit (loss) for that business segment. General corporate expenses comprise the balance of selling, general and administrative expenses.

                                                  Three Months Ended March 31,
                                                          1996      1995
                                                          ----      ----
                                                         (In thousands)
Revenues

Oil and gas exploration and production                 $  8,567  $  7,546
Crude oil marketing                                     151,847   138,880
Technical fuels and chemical processing                   8,468     7,697
Transportation                                            4,259     3,962
Intersegment Sales                                       (6,884)   (6,569)
                                                       --------  --------
                                                       $166,257  $151,516
                                                       ========  ========

Earnings

Oil and gas exploration and production                 $  1,950  $  1,712
Crude oil marketing                                       2,428       513
Technical fuels and chemical processing                     108       262
Transportation                                              165       336
Other                                                       (32)      (65)
                                                       --------  --------
Operating profit                                          4,619     2,758
General corporate expense                                  (850)     (921)
Other income (expense)                                   (1,928)     (588)
                                                       --------  --------
Earnings before income taxes                              1,841     1,249
Provision for income taxes                                  646       417
                                                       --------  --------
Net earnings                                           $  1,195  $    832
                                                       ========  ========

Oil & Gas Exploration and Production

Revenues of the oil and gas exploration and production segment for the three months ended March 31, 1996 and 1995 were as follows:

                                  Three Months Ended March 31,
                                         1996        1995
                                         ----        ----
                                         (In thousands)

Sales of oil and natural gas           $6,935      $6,503
Sales of LaBarge other products           514         537
Gas marketing                             967         419
Minerals leasing and other                151          87
                                       ------      ------
   Total revenues                      $8,567      $7,546
                                       ======      ======

Production and sales price per unit data for the three months ended March 31, 1996 and 1995 were as follows:

                                  Three Months Ended March 31,
                                         1996        1995
                                         ----        ----
                                         (In thousands)

Production:
  Crude oil (bbls per day)              3,171       3,493
  Natural gas (Mcf per day)             9,483       9,223
  Natural gas liquids (bbls per day)      195         232

Sales prices:
  Crude oil (per bbl)                  $17.16      $15.90
  Natural gas (per Mcf)                $ 2.02      $ 1.47
  Natural gas liquids (per bbl)        $11.71      $ 9.84

Revenues from the sales of crude oil and natural gas increased due primarily to 8% and 37% increases in the average sales prices of the Company's crude oil and natural gas production, respectively. The effect of these increases was partially mitigated by a decrease in the volume of the Company's crude oil production. Approximately 125 barrels per day of the reduced crude oil production for the quarter is attributable to an operational problem at the Company's North Frisco City Field that forced the shut-in of part of the field for twelve days.

The Company's average sales price of its crude oil production was reduced by the effects of the put and call options the Company had in place. The strike price of the call option was exceeded for one month of the quarterly period, resulting in a reduction of revenues of $0.2 million when combined with the amortization of the option premiums. Without the effects of the options, the average sales price of the Company's crude oil production would have been $17.96 for the first quarter of 1996. See Note 4 of Notes to Consolidated Financial Statements.

Operating profit of the oil and gas exploration and production segment in the first quarter of 1996 was $2.0 million, an increase of $0.2 million from the first quarter of 1995. This improvement can be attributed primarily to the improved revenues discussed above. Increases in lease operating costs per barrel from $4.40 in the 1995 quarter to $5.49 in the 1996 quarter and depreciation, depletion and amortization per barrel from $5.25 in the 1995 period to $5.36 in the 1996 period reduced the effect of the increased revenues on operating profits.

Crude Oil Marketing

Operating profit of the crude oil marketing segment increased $1.9 million when compared to the prior year period. This increase in profit can be attributed primarily to the operating profits generated from the pipeline operations. On March 31, 1995, the Company acquired from Exxon Pipeline Company ("Exxon") two interstate crude oil pipeline systems and one intrastate crude oil pipeline system. The interstate pipeline systems are located in Florida/Alabama and Mississippi/Louisiana. The intrastate system is located in Texas. During the first quarter of 1996, an average of 81,419 barrels per day were transported by the pipelines, generating revenues of $4.1 million.

Also contributing to the increased revenues was an increase in crude oil market prices. This increase was partially offset by a small decline in marketing volumes.

Technical Fuels and Chemical Processing

The technical fuels and chemical processing segment reported an operating profit of $0.1 million for the first quarter of 1996, a reduction of $0.2 million from the 1995 quarter. A decrease in tolling activities in the 1996 quarter from the 1995 period was primarily responsible for the decline in operating profit.

Transportation

Operating profit of the transportation segment decreased $0.2 million when compared to the 1995 quarter. The decrease resulted from a decline in utilization of equipment in the first quarter of 1996, without a corresponding decline in fixed costs.

Other Income (Expense)

Interest expense increased $1.3 million in the first quarter of 1996 when compared to the first quarter of 1995. The majority of this increase is attributable to the purchase of the pipelines from Exxon on March 31, 1995, primarily with the proceeds of a term-loan from a group of banks. See Note 6 of the consolidated financial statements contained in the Company's 1995 Annual Report on Form 10-K.

Provision for Income Taxes

The effective tax rate was 35% and 33% in the first quarter of 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operating activities in the first quarter of 1996 of $4.0 million. During this quarter, the Company utilized the cash flow generated from operations and $1.8 million of the cash on hand at December 31, 1995 to invest $3.8 million in additions to property, plant and equipment, to pay $0.8 million of cash dividends to common and preferred shareholders and to reduce debt by $1.4 million.


                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)Exhibits
   10.1 First Amendment to Credit Agreement between Howell Crude Oil Company and Bank One, Texas, National Association, as Agent and Lender.
   11   Computation of Earnings per Share

(b)Reports on Form 8-K
   None



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Howell Corporation
     (Registrant)



Date:  May 6, 1996            /s/ Allyn R. Skelton, II
                              ------------------------
                              Allyn R. Skelton, II
                              Senior Vice President & Chief Financial Officer
                              (Principal Financial and Accounting Officer)