Form 10-Q
period 1996-06-30
HOWELL CORP /DE/
filed 1996-08-06
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                Yes    X      No
                                    -------      --------

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.


               Class                    Outstanding at July 31, 1996
     -----------------------------      ----------------------------
     Common Stock, $1.00 par value            4,935,796


                          This report contains 14 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX



                                                       Page No.
                                                       -------
PART  I.  FINANCIAL INFORMATION

Item 1.  Consolidated Statements of Earnings --
       Three and six months ended June 30, 1996 and 1995    3

     Consolidated Balance Sheets --
       June 30, 1996 and December 31, 1995                  4

     Consolidated Statements of Cash Flows --
       Six months ended June 30, 1996 and 1995              5

     Notes to Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   10


PART II.  OTHER INFORMATION

Item 4.  Results of the Votes of Security Holders           13

Item 6.  Exhibits and Reports on Form 8-K                   13

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 1)

              CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   Howell Corporation and Subsidiaries

                                                       Three Months Ended   Six Months Ended
                                                             June 30,             June 30,
                                                         1996      1995       1996     1995
                                                         ----      ----       ----     ----
                                                                 (In thousands, except
                                                                    per share amounts)

Revenues                                               $180,180  $169,768  $346,437  $321,284
                                                       --------  --------  --------  --------
Cost and expenses:
     Products including operating expenses              172,961   161,744   332,548   308,567
     Selling, general and administrative expenses         2,849     3,086     5,750     5,942
                                                       --------  --------  --------  --------
                                                        175,810   164,830   338,298   314,509
                                                       --------  --------  --------  --------
Other income (expense):
     Interest expense                                    (1,893)   (2,268)   (3,839)   (2,895)
     Interest income                                         25        69        39       112
     Other-net                                                -        17         4        13
                                                       --------  --------  --------  --------
                                                         (1,868)   (2,182)   (3,796)   (2,770)
                                                       --------  --------  --------  --------
Earnings before income taxes                              2,502     2,756     4,343     4,005
Provision for income taxes                                  953       999     1,599     1,416
                                                       --------  --------  --------  --------
Net earnings                                           $  1,549  $  1,757  $  2,744  $  2,589
                                                       ========  ========  ========  ========
Net earnings per common share                          $    .19  $    .24  $    .31  $    .29
                                                       ========  ========  ========  ========

Cash dividends per common share                        $    .04  $    .04  $    .08  $    .08
                                                       ========  ========  ========  ========

See accompanying Notes to Consolidated Financial Statements.

                            CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              Howell Corporation and Subsidiaries

                                                       June 30,  December 31,
                                                         1996        1995
                                                       -------   ------------
                                                         (In thousands)
                    Assets
Current assets:
     Cash and cash equivalents                        $   6,377 $   3,742
     Trade accounts receivable, less allowance for
         doubtful accounts of $239,000 in 1996
         and 1995                                        64,137    65,288
     Inventories                                          4,315     5,428
     Other current assets                                 1,010     1,712
                                                      --------- ---------
          Total current assets                           75,839    76,170
                                                      --------- ---------

Property, plant and equipment:
     Oil and gas properties, utilizing the full-cost
        method of accounting                            277,327   278,505
     Fee mineral interests, unproven                     18,188    18,188
     Other                                              111,386   107,735
     Less accumulated depreciation, depletion and
        amortization                                   (215,022) (209,087)
                                                      --------- ---------
          Net property and equipment                    191,879   195,341
                                                      --------- ---------
Other assets, net of accumulated amortization of
    $60,000 and $51,000 in 1996 and 1995, respectively    1,970     1,815
                                                      --------- ---------
          Total assets                                $ 269,688 $ 273,326
                                                      ========= =========

     Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                $   8,612 $   8,068
     Accounts payable                                    58,730    61,771
     Accrued liabilities                                  6,775     7,141
                                                      --------- ---------
          Total current liabilities                      74,117    76,980
                                                      --------- ---------
Deferred income taxes                                    22,448    20,971
                                                      --------- ---------
Other liabilities                                           150       150
                                                      --------- ---------
Long-term debt                                           92,785    96,205
                                                      --------- ---------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $1 par value; 690,000 shares
        issued and outstanding in 1996 and 1995,
        liquidation value of $39,500,000                    690       690
     Common stock, $1 par value; 4,935,796 shares
        issued and outstanding in 1996; 4,933,446
        shares issued and outstanding in 1995             4,936     4,933
     Additional paid-in capital                          34,413    34,390
     Retained earnings                                   40,149    39,007
                                                      --------- ---------
          Total shareholders' equity                     80,188    79,020
                                                      --------- ---------
          Total liabilities and shareholders' equity  $ 269,688 $ 273,326
                                                      ========= =========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries
                                                              Six Months Ended June 30,
                                                                    1996    1995
                                                                    ----    ----
                                                                    (In thousands)

OPERATING ACTIVITIES:
     Net earnings                                                $  2,744  $  2,589
     Adjustments for noncash items:
          Depreciation, depletion and amortization                  8,270     7,491
          Deferred income taxes                                     1,477       844
          Gain on sales of assets                                     (58)       (9)
     Changes in components of working capital from operations:
     Decrease (increase)in trade accounts receivable                1,151   (12,312)
     Decrease (increase) in inventories                             1,113       (63)
     Decrease in other current assets                                 702       255
     (Decrease) increase in accounts payable                       (3,041)    9,629
     (Decrease) increase in accrued and other liabilities            (366)    4,371
                                                                 --------  --------
          Cash provided by operating activities                    11,992    12,795
                                                                 --------  --------

INVESTING ACTIVITIES:
     Proceeds from the disposition of property                        966       155
     Additions to property, plant and equipment                    (5,677)  (78,837)
     Other, net                                                      (194)   (1,175)
                                                                 --------  --------
          Cash utilized in investing activities                    (4,905)  (79,857)
                                                                 --------  --------

FINANCING ACTIVITIES:
     Long-term debt:
          Borrowings under revolving credit agreement                 250    15,300
          (Repayments) borrowings under term loan agreement        (3,101)   57,500
          Other repayments                                            (25)      (23)
     Cash dividends:
          Common shareholders                                        (394)     (387)
          Preferred shareholders                                   (1,208)   (1,208)
     Exercise of stock options                                         26        92
                                                                 --------  --------
          Cash (utilized in) provided by financing activities      (4,452)   71,274
                                                                 --------  --------

NET INCREASE IN CASH BALANCE                                     $  2,635  $  4,212
                                                                 ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:

Interest                                                          $ 3,731   $ 1,336
                                                                  =======   =======

Income taxes                                                      $   142   $   469
                                                                  =======   =======

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
June 30, 1995 and 1994

Note 1 - Basis of Financial Statement Preparation

The consolidated financial statements included herein have been prepared by Howell Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and six months ended June 30, 1996 and June 30, 1995. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

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

Note 3 - Inventories

The components of inventories at the balance sheet dates are as follows:

                                     June 30,  December 31,
                                       1996       1995
                                     --------  -----------
                                        (In thousands)

        Refined products              $1,667     $1,494
        Crude oil                      1,840      2,140
        Chemicals                        732      1,695
        Other materials and supplies      76         99
                                      ------     ------
                                      $4,315     $5,428
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

In July 1996, the Company purchased a put option and sold a call option covering 3,300 barrels per day of oil production for a six month period beginning upon the expiration of the options discussed above. The strike prices are $16.50 per barrel for the put option and $21.10 per barrel for the call option. There was no net premium cost of these options.

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

Note 6 - Income Taxes

The effective tax rate for the first six months of 1996 and 1995 was 37% and 35%, respectively.

Note 7 - Litigation and Contingent Liabilities

Donna Refinery Partners, Ltd. v. Howell Crude Oil Company and Howell Corporation; District Court of Harris County, Texas; No. 89-033634. In December 1993, a jury verdict of $1.9 million was rendered against the Company in this lawsuit alleging breach of contract. The trial judge reduced the jury verdict to approximately $675,000. The Company believes the judgment is in error. The Company filed a motion for a new trial that was denied, so the Company appealed the decision. Donna has filed an appeal to increase the recovery by $1.25 million. On June 6, 1996, the Fourteenth Court of Appeals affirmed the judgment of the lower court. The Company is currently perfecting its rights to appeal this case to the Texas Supreme Court. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial condition or results of operations of the Company.

Mobile Mineral Corporation, et al, v. Howell Crude Oil Company, et al; Circuit Court of Mobile County, Alabama; CV-95-1564. This lawsuit was filed as a class action in May 1995 by one working interest owner and two royalty owners in the North Frisco City Field alleging breach of contracts by not paying the plaintiffs " . . . the highest available price for oil". Damages claimed by the plaintiffs are approximately $3.8 million and are based on numerous damage theories including, but not limited to, allegations of breach of contract and fraud. The complaint also seeks punitive damages. The Company filed an answer denying all charges. On June 28, 1996, the Court entered an order denying class certification.

Related to this matter, the Company, on July 11, 1995, received a demand letter from the working interest owners in the North Frisco City Field and in the North Rome Field indicating the Company had not paid according to the terms of a "call on production".

The Company was granted a call on a portion of this production but has never exercised the call. Accordingly, the Company has filed petitions for declaratory judgment to that effect in cases styled Howell Petroleum Corporation, et al, vs. Shore Oil Company, et al, District Court of Harris County, Texas; No. 95-037180 and Howell Petroleum Corporation, et al, vs Tenexco, Inc., et al, District Court of Harris County, Texas; No. 95-037970. The defendants in this action have counterclaimed against the Company. These claims are similar in nature to the Alabama litigation. One of the defendants, John Faulkinberry, has filed a counterclaim against the Company seeking actual damages of $75,000 and punitive damages of $100,000,000. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition or results of operations of the Company.

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

Note 8.  Letters of Intent

On May 29, 1996, the Company announced that it had signed a Letter of Intent to sell the assets of its technical fuels and chemical processing subsidiary to Schenectady International, Inc. The sale is subject to the negotiation of an Asset Purchase Agreement, to customary due diligence and to regulatory review. The closing of the transaction is currently contemplated to take place during the fourth quarter of 1996. The offer price is $31 million and is subject to adjustment based upon the findings of due diligence. The Company will use the net proceeds from the sale to reduce debt.

On July 18, 1996, the Company announced that it had signed a Letter of Intent with Basis Petroleum, Inc. ("Basis"), a wholly-owned subsidiary of Salomon, Inc., covering the contributions by the Company and Basis of their respective crude oil gathering, marketing and transportation activities to form a Master Limited Partnership ("MLP"). Later in 1996, interests in the MLP will be offered for sale to the public pursuant to a prospectus. The Letter of Intent is subject to the negotiation of a Definitive Agreement, to customary due diligence and to regulatory review.

The assets that the Company will contribute include its crude oil gathering, marketing and pipeline assets, as well as the crude oil trucking portion of its transportation segment. Proceeds from the public offering attributable to the Company's interest in the MLP will be used to reduce debt and to support the growth of the Company's oil and gas exploration and production operations.
After the public offering, the Company will own 46% of the General Partner and a subordinated interest in the MLP. The Company expects the transaction to close during the fourth quarter of 1996.

On July 23, 1996, the Company announced that it had signed a Letter of Intent with an investor group led by the current management of its subsidiary, Howell Transportation Services, Inc., to sell the stock of that entity to the investor group. This transaction will transfer the remaining transportation and logistics assets that would be left after the formation of the MLP. The Letter of Intent is subject to the negotiation of a Definitive Agreement, customary due diligence and the successful formation of the MLP. The Company expects the transaction to close during the fourth quarter of 1996.

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 2)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's principal business segments are oil and gas exploration and production, crude oil marketing, technical fuels and chemical processing, and transportation. Results of operations by segment for the three and six months ended June 30, 1996 and June 30, 1995 are presented below and discussed in the following sections. The "Other" segment includes primarily depreciation and amortization of certain assets not directly related to those segments identified above. Selling, general and administrative expenses incurred by each business segment are included in the determination of the operating profit (loss) for that business segment. General corporate expenses comprise the balance of selling, general and administrative expenses.

                                                  Three Months Ended June 30, Six Months Ended June 30,
                                                  --------------------------  -------------------------
                                                          1996      1995     1996      1995
                                                          ----      ----     ----      ----
                                                                      (In thousands)
Revenues

Oil and gas exploration and production                 $  8,503  $  8,189  $ 17,070  $ 15,735
Crude oil marketing                                     168,143   157,572   319,990   296,452
Technical fuels and chemical processing                   6,719     7,044    15,187    14,741
Transportation                                            3,911     3,887     8,170     7,849
Intersegment sales                                       (7,096)   (6,924)  (13,980)  (13,493)
                                                       --------  --------  --------  --------
                                                       $180,180  $169,768  $346,437  $321,284
                                                       ========  ========  ========  ========

Earnings

Oil and gas exploration and production                 $  2,363  $  2,265  $  4,313  $  3,977
Crude oil marketing                                       2,973     3,134     5,401     3,647
Technical fuels and chemical processing                    (220)      363      (112)      625
Transportation                                               80       177       245       513
Other                                                       (32)      (58)      (64)     (123)
                                                       --------  --------  --------  --------
Operating profit                                          5,164     5,881     9,783     8,639
General corporate expenses                                 (794)     (943)   (1,644)   (1,864)
Other income (expense)                                   (1,868)   (2,182)   (3,796)   (2,770)
                                                       --------  --------  --------  --------
Earnings before taxes                                     2,502     2,756     4,343     4,005
Provision for income taxes                                  953       999     1,599     1,416
                                                       --------  --------  --------  --------
Net earnings                                           $  1,549  $  1,757  $  2,744  $  2,589
                                                       ========  ========  ========  ========

Oil & Gas Exploration and Production

Revenues of the oil and gas exploration and production segment for the three months ended June 30, 1996 and 1995 were as follows:

                             Three Months Ended June 30,
                                    1996    1995
                                    ----    ----
                                   (In thousands)

Sales of oil and natural gas       $7,026  $7,151
Sales of LaBarge other products       320     419
Gas marketing                         916     526
Minerals leasing and other            241      93
                                   ------  ------
   Total revenues                  $8,503  $8,189
                                   ======  ======

Production and sales data for the three months ended June 30, 1996 and 1995 were as follows:

                                Three Months Ended June 30,
                                       1996    1995
                                       ----    ----
Production:
  Crude oil (bbls per day)             3,202   3,706
  Natural gas (Mcf per day)            8,981   9,683
  Natural gas liquids (bbls per day)     231     206

Sales prices:
  Crude oil (per bbl)                 $17.36  $16.69
  Natural gas (per Mcf)                $1.99   $1.46
  Natural gas liquids (per bbl)       $11.91  $10.04

Revenues from sales of crude oil and natural gas decreased $0.1 million in the 1996 second quarter when compared to the same quarter in 1995. The decrease is attributable to lower production volumes, substantially offset by higher sales prices for oil and gas. Natural gas production volumes declined from 9,683 Mcf per day to 8,981 Mcf per day. In the second quarter of 1996, the plant that processes the Company's LaBarge production was shut down for a plant turnaround. A turnaround did not occur in 1995. Crude oil production volumes declined due to natural decline curves.

Revenues from sales of other products at LaBarge decreased in the second quarter of 1996 when compared to the second quarter of 1995 due to the plant turnaround discussed above.

Operating profit of the oil and gas exploration and production segment in the second quarter of 1996 was $2.4 million, an increase of $0.1 million over the second quarter of 1995. The decline in revenues discussed above was offset by lower operating costs and DD&A due to the reduced production volumes.

Crude Oil Marketing

Operating profit of the crude oil marketing segment for the three months ended June 30, 1996 decreased $0.2 million when compared to the three months ended June 30, 1995. The decrease in operating profit is attributable primarily to lower pipeline volumes largely offset by increased marketing margins and reduced general and administrative costs from the prior year period.

Technical Fuels and Chemical Processing

The technical fuels and chemical processing segment generated an operating loss of $0.2 million in the second quarter of 1996, a decline of $0.6 million over the same period in 1995. The decrease in operating results is primarily attributable to a reduction in chemical toll processing business, lower sales volumes of research and reference fuels and increased operating costs associated with tolling activities.

Transportation

The transportation segment reported an operating profit of $0.1 million for the six months ended June 30, 1996. The decrease in operating profit from the 1995 quarter, despite a small increase in revenues, resulted from additional fuel and operational costs.

Other Income (Expense)

Interest expense for the three months ended June 30, 1996 decreased $0.4 million when compared to the same period in 1995. The decrease is due to a reduction in long-term debt balances between the two periods.

Provision for Income Taxes

For the first six months of 1996 and 1995 the provision for income taxes was calculated at rates of 37% and 35%, respectively. The variance from the federal statutory rate of 34% was due to the effects of the percentage depletion deduction offset by the provision for state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operating activities in the first six months of 1996 of $12.0 million. During the period, the Company utilized the cash flow generated from operations and $1.0 million from the disposition of properties to invest $5.7 million in additions to property, plant and equipment, to pay a total of $1.6 million of cash dividends to its common and preferred shareholders, to reduce debt by $2.9 million and to increase its cash balances by $2.6 million.

In order to better focus on exploration and production, the Company has taken several steps in order to reduce the activities of the Company to that single business.

On May 29, 1996, the Company announced that it had signed a Letter of Intent to sell the assets of its technical fuels and chemical processing subsidiary to Schenectady International, Inc. The sale is subject to the negotiation of an Asset Purchase Agreement, to customary due diligence and to regulatory review. The closing of the transaction is currently contemplated to take place during the fourth quarter of 1996. The offer price is $31 million and is subject to adjustment based upon the findings of due diligence. The Company will use the net proceeds from the sale to reduce debt.

On July 18, 1996, the Company announced that it had signed a Letter of Intent with Basis Petroleum, Inc. ("Basis"), a wholly-owned subsidiary of Salomon, Inc., covering the contributions by the Company and Basis of their respective crude oil gathering, marketing and transportation activities to form a Master Limited Partnership ("MLP"). Later in 1996, interests in the MLP will be offered for sale to the public pursuant to a prospectus. The Letter of Intent is subject to the negotiation of a Definitive Agreement, to customary due diligence and to regulatory review.

The assets that the Company will contribute include its crude oil gathering, marketing and pipeline assets, as well as the crude oil trucking portion of its transportation segment. Proceeds from the public offering attributable to the Company's interest in the MLP will be used to reduce debt and to support the growth of the Company's oil and gas exploration and production operations. After the public offering, the Company will own 46% of the General Partner and a subordinated interest in the MLP. The Company expects the transaction to close during the fourth quarter of 1996.

On July 23, 1995, the Company announced that it had signed a Letter of Intent with an investor group led by the current management of its subsidiary, Howell Transportation Services, Inc., to sell the stock of that entity to the investor group. This transaction will transfer the remaining transportation and logistics assets that would be left after the formation of the MLP. The Letter of Intent is subject to the negotiation of a Definitive Agreement, customary due diligence and the successful formation of the MLP. The Company expects the transaction to close during the fourth quarter of 1996.

Upon the successful completion of these transactions, management will focus on its oil and gas exploration and production operations. As a result of these transactions, the Company expects to eliminate most of its outstanding debt.


                           PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders

The Annual Meeting of the Shareholders of the Company was held on April 29, 1996, for the following purposes.

(1) To elect three members to the Board of Directors to serve a three-year term as Class II Directors.

  The results of the voting for each of the nominees for director were as follows:

                              Shares     Shares     Broker
                               For      Withheld  Non-Votes
                              ------    --------  ---------
    Robert M. Ayres, Jr.     4,181,503   74,751       -
    Ronald E. Hall           4,177,378   78,876       -
    Otis A. Singletary       4,181,878   74,376       -

  A simple majority of the shares of common stock represented at the meeting was required for each nominee to be elected. Therefore all nominees for director were elected.

(2) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 1996.

  The results of the voting on this matter were as follows:

     Shares For             4,247,994
     Shares Against             3,150
     Shares Abstaining          5,110
     Broker Non-Votes               -

  A simple majority of the common shares represented was required for ratification; therefore, the appointment was ratified.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit
       10.1 Second Amendment to Credit Agreement between Howell Crude Oil
            Company and Bank One, Texas, National Association, as Agent and
            Lender.
       11   Computation of Earnings per Share

     (b) Reports on Form 8-K
          A report on Form 8-K was filed on May 31, 1996 announcing that the Registrant had signed a letter of intent to sell the assets of its subsidiary, Howell Hydrocarbons & Chemicals, Inc., to Schenectady International, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Howell Corporation
                                   (Registrant)



Date:  August 6, 1996              /s/ Allyn R. Skelton, II
                                   ------------------------
                                   Allyn R. Skelton, II
                                   Senior Vice President &
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)