Form 10-Q
period 1996-09-30
HOWELL CORP /DE/
filed 1996-11-12
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549





                                    FORM 10-Q



                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                Yes    X      No
                                     -----       -----

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                      Outstanding at November 1, 1996
         --------------------------          -------------------------------
        Common Stock, $1.00 par value                    4,941,871


                          This report contains 13 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX



                                                                    Page No.
                                                                    --------
PART  I.  FINANCIAL INFORMATION

Item 1.   Consolidated Statements of Earnings --
       Three and nine months ended September 30, 1996 and 1995         3

     Consolidated Balance Sheets --
       September 30, 1996 and December 31, 1995                        5

     Consolidated Statements of Cash Flows --
       Nine months ended September 30, 1996 and 1995                   5

     Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                   10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           13

Item 6.   Exhibits and Reports on Form 8-K                            13

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 1)



CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                        Three Months Ended Nine Months Ended
                                                         September 30,      September 30,
                                                         1996       1995     1996       1995
                                                         ----       ----     ----       ----
                                                              (In thousands, except
                                                                per share amounts)

Revenues                                               $208,521  $172,972  $554,958  $494,256
                                                       --------  --------  --------  --------
Cost and expenses:
     Products including operating expenses              201,183   165,955   533,731   474,522
     Selling, general and administrative expenses         2,839     3,077     8,589     9,019
                                                       --------  --------  --------  --------
                                                        204,022   169,032   542,320   483,541
                                                       --------  --------  --------  --------
Other income (expense):
     Interest expense                                    (1,827)   (2,134)   (5,666)   (5,029)
     Interest income                                         34        40        73       152
     Other-net                                                -      (134)        4      (121)
                                                       --------  --------  --------  --------
                                                         (1,793)   (2,228)   (5,589)   (4,998)
                                                       --------  --------  --------  --------
Earnings before income taxes                              2,706     1,712     7,049     5,717
Provision for income taxes                                1,016       627     2,615     2,043
                                                       --------  --------  --------  --------
Net earnings                                           $  1,690  $  1,085  $  4,434  $  3,674
                                                       ========  ========  ========  ========
Net earnings per common share                          $    .22  $    .10  $    .53  $    .38
                                                       ========  ========  ========  ========

Cash dividends per common share                        $    .04  $    .04  $    .12  $    .12
                                                       ========  ========  ========  ========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Howell Corporation and Subsidiaries
                                                               September 30,  December 31,
                                                                   1996           1995
                                                               ------------   ------------
                                                                    (In thousands)
                          Assets
Current assets:
     Cash and cash equivalents                                   $  4,110       $  3,742
     Trade accounts receivable, less allowance for doubtful
         accounts of $251,000 in 1996 and $239,000 in 1995         77,178         65,288
     Inventories                                                    5,476          5,428
     Other current assets                                           1,699          1,712
                                                                 --------       --------
          Total current assets                                     88,463         76,170
                                                                 --------       --------

Property, plant and equipment:
     Oil and gas properties, utilizing the full-cost
        method of accounting                                      278,594        278,505
     Mineral fee interests                                         18,188         18,188
     Other                                                        112,179        107,735
     Less accumulated depreciation, depletion and amortization   (218,719)      (209,087)
                                                                 --------       --------
          Net property and equipment                              190,242        195,341
                                                                 --------       --------
Other assets                                                        1,944          1,815
                                                                 --------       --------
          Total assets                                           $280,649       $273,326
                                                                 ========       ========

     Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt                           $ 14,362       $  8,068
     Accounts payable                                              70,655         61,771
     Accrued liabilities                                            8,589          7,141
                                                                 --------       --------
          Total current liabilities                                93,606         76,980
                                                                 --------       --------
Deferred income taxes                                              21,659         20,971
                                                                 --------       --------
Other liabilities                                                     459            150
                                                                 --------       --------
Long-term debt                                                     83,805         96,205
                                                                 --------       --------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $1 par value; 690,000 shares issued and
        outstanding, liquidation value $34,500,000                    690            690
     Common stock, $1 par value; 4,939,871 shares issued and
         outstanding in 1996; and 4,933,446 shares issued and
         outstanding, in 1995                                       4,940          4,933
     Additional paid-in capital                                    34,453         34,390
     Retained earnings                                             41,037         39,007
                                                                 --------       --------
          Total shareholders' equity                               81,120         79,020
                                                                 --------       --------
          Total liabilities and shareholders' equity             $280,649       $273,326
                                                                 ========       ========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries
                                                        Nine Months Ended September 30,
                                                                   1996       1995
                                                                  ------     ------
                                                                   (In thousands)

OPERATING ACTIVITIES:
     Net earnings                                                $  4,434  $  3,674
     Adjustments for noncash items:
          Depreciation, depletion and amortization                 12,462    11,992
          Deferred income taxes                                       688     1,054
          Gain on sales of assets                                     (80)      (22)
     Changes in components of working capital from operations:
     Increase in trade accounts receivable                        (11,890)  (11,921)
     Increase in inventories                                          (48)     (649)
     Decrease (increase) in other current assets                       13      (870)
     Increase in accounts payable                                   8,884     7,892
     Increase in accrued and other liabilities                      1,757     5,116
                                                                 --------  --------
          Cash provided by operating activities                    16,220    16,266
                                                                 --------  --------

INVESTING ACTIVITIES:
     Proceeds from the disposition of property                        995     1,166
     Additions to property, plant and equipment                    (8,224)  (84,611)
     Other, net                                                      (183)      728
                                                                 --------  --------
          Cash utilized in investing activities                    (7,412)  (82,717)
                                                                 --------  --------

FINANCING ACTIVITIES:
     Long-term debt:
          Borrowings under revolving credit agreement                 450    14,800
          (Repayments) borrowings under term loan agreement, net   (6,518)   56,063
          Other repayments, net                                       (38)      (35)
     Cash dividends:
          Common stock                                               (593)     (581)
          Preferred stock                                          (1,811)   (1,811)
     Issuance of common stock                                          70       869
                                                                 --------  --------
          Cash (utilized in) provided by financing activities      (8,440)   69,305
                                                                 --------  --------

NET INCREASE IN CASH BALANCE                                     $    368  $  2,854
                                                                 ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:

Interest                                                         $  5,375  $  3,830
                                                                 ========  ========

Income taxes                                                     $  1,891  $    843
                                                                 ========  ========

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
September 30, 1996 and 1995

Note 1 - Basis of Financial Statement Preparation

The consolidated financial statements included herein have been prepared by Howell Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary to a fair statement of the results of operations for the three and nine months ended September 30, 1996 and September 30, 1995. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

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

Note 2 - Adoption of New Accounting Standards

  Impairment of Long-Lived Assets

    In 1996, the Company adopted Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 contains provisions for recording impairment of long-lived assets that are not expected to produce net cash flows in the future sufficient to fully recover the remaining cost of the related assets. The Company was not required to record impairment of any of its assets as a result of adopting Statement 121.

  Stock-Based Compensation

    In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") was issued. Statement 123 permits, but does not require, a fair value based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. Statement 123 is effective for the Company in the first quarter of 1996. The Company will continue the use of its current intrinsic value based method of accounting for such plans where no compensation expense is recognized. However, as required by Statement 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements of its 1996 annual report as if the fair value based method of accounting had been applied.

Note 3 - Inventories

The components of inventories at the balance sheet dates are as follows:

                              September 30,  December 31,
                                   1996          1995
                               -----------   -----------

                                    (In thousands)

     Refined products             $1,721        $1,494
     Crude oil                     3,171         2,140
     Chemicals                       484         1,695
     Other materials and supplieS    100            99
                                  ------        ------
                                  $5,476        $5,428
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

In 1995, the Company purchased a put option and sold a call option covering 100,000 barrels per month of oil production for an eighteen month period beginning March 1, 1995. The option strike prices were based on the average price of crude oil on the organized exchange, with monthly settlement. The strike prices were $17 per barrel for the put option and $20 per barrel for the call option. The premiums for the options were amortized over the option period.

In July 1996, the Company purchased a put option and sold a call option covering 100,000 barrels per month of oil production for a six month period beginning upon the expiration of the options discussed above. The strike prices are $16.50 per barrel for the put option and $21.10 per barrel for the call option. There was no net premium cost of these options.

During the nine months ended September 30, 1996, the monthly average price of crude oil on the organized exchange exceeded the strike price of the call options in seven months. The payments required in 1996 under the call options and the premium amortized in 1996 totaled $1.5 million and were recorded as a reduction of revenues.

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

Note 6 - Income Taxes

The effective tax rate for the first nine months of 1996 and 1995 was 37% and 36%, respectively.

Note 7 - Commitments and Contingencies

Donna Refinery Partners, Ltd. v. Howell Crude Oil Company and Howell Corporation; District Court of Harris County, Texas; No. 89-033634. The suit alleged the Company is in breach of a crude oil supply contract. In December 1993, a jury verdict of $1.9 million was rendered against the Company which was subsequently reduced by the judge to approximately $675,000. The Company believes the judgment is in error. The Company filed a motion for a new trial that was denied, so the Company appealed the decision. The plaintiff has filed an appeal to increase the recovery by $1.25 million. On June 6, 1996, the Fourteenth Court of Appeals affirmed the judgment of the lower court. The Company is currently perfecting its rights to appeal this case to the Texas Supreme Court. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

The Company was granted a call on a portion of this production but has never exercised the call. Accordingly, the Company has filed petitions for declaratory judgment to that effect in cases styled Howell Petroleum Corporation, et al, vs. Shore Oil Company, et al, District Court of Harris County, Texas; No. 95-037180 and Howell Petroleum Corporation, et al, vs Tenexco, Inc., et al, District Court of Harris County, Texas; No. 95-037970.
The defendants in this action have counterclaimed against the Company. These claims are similar in nature to the Alabama litigation. One of the defendants, John Faulkinberry, has filed a counterclaim against the Company seeking actual damages of $75,000 and punitive damages of $100,000,000. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In January 1995, an Agreed Order with the Texas Natural Resource Conservation Commission was signed by the Company with respect to alleged violations of rules regarding the permitting and storage of hazardous wastes at a facility that was previously owned by the Company. Penalties totaling $26,000 were assessed and paid by the Company. Additional testing and monitoring of the groundwater and formal approval of the remediation work is still required. The Company has completed the remediation work related to hazardous waste storage rule violations. The new owner of the facility has accepted responsibility for the first $100,000 of costs related to additional testing, monitoring and remediation, if necessary, of the groundwater. The costs of these activities have exceeded $100,000; therefore, the Company could be responsible for some portion of the additional costs. The Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.

The Company's Channelview facility, utilized by its technical fuels and chemical processing segment, is discharging wastewater pursuant to a state wastewater discharge permit. Industries located in the state of Texas are required to obtain wastewater discharge permits from the state and from the Environmental Protection Agency ("EPA"). When the Company purchased the Channelview facility in 1988, it requested and obtained a transfer of these permits. In 1990, the Company applied for a renewal of both the federal and the state wastewater permits. The state permit was reissued in 1992. During 1993, the Company determined that the federal wastewater discharge permit may have expired prior to the EPA's transfer of the permit to the Company. The EPA has been contacted to resolve this issue, and the Company will be negotiating to obtain a renewed permit. Penalties may potentially be imposed upon the Company as a result of this matter; however, until this matter is resolved, the amount of such penalties, if any, cannot be quantified. While penalties may be material and the actions of regulatory bodies are not subject to accurate prediction, based on information currently available to the Company and on the circumstances present at its Channelview facility (including the existence of the state permit, the Company's compliance with the more stringent state permit and the ability, if required, to operate the Channelview facility utilizing holding tanks and offsite third party treatment facilities in the absence of a permit), the Company does not believe that this matter will have a material adverse effect on the financial condition or results of operations of the Company.

The Company is subject to various environmental regulations and laws.
Procedures exist within the Company to monitor compliance and assess the potential environmental exposure of the Company. The Company believes that such exposure is not material to its financial position, results of operations or cash flows.

The Company has indemnified Exxon Pipeline Company ("EPC") for certain environmental claims that may be made in the future attributable to the time when EPC owned the crude oil pipelines that the Company acquired from EPC. Management does not believe the indemnification of EPC for these environmental liabilities will have a material impact on the financial position, results of operations or cash flows of the Company.

On October 31, 1996, an explosion of a tank occurred at the Company's Channelview facility that is used for its technical fuels and chemical processing activities. An employee of a contractor died and two others were hospitalized with injuries. There was no release into the environment and no impact on the surrounding community. Damage was confined to the tank where the explosion occurred and the impact on operations was minimal. Investigation into the cause of the explosion is continuing.

There are various other lawsuits and claims against the Company, none of which, in the opinion of management, will have a material adverse effect on the Company.

Note 8.  Letters of Intent

On May 29, 1996, the Company announced that it had signed a Letter of Intent to sell the assets of its technical fuels and chemical processing subsidiary to Schenectady International, Inc. On October 4, 1996, the Company announced that the Letter of Intent had expired and no further negotiations are expected between the parties.

On July 18, 1996, the Company announced that it had signed a Letter of Intent with Basis Petroleum, Inc. ("Basis"), a wholly-owned subsidiary of Salomon Inc, covering the contributions by the Company and Basis of their respective crude oil gathering, marketing and transportation activities to form a Master Limited Partnership ("MLP"). Later in 1996, interests in the MLP will be offered for sale to the public pursuant to a prospectus. The prospectus is in the process of preparation and regulatory review.

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


                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 2)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's principal business segments are oil and gas exploration and production, crude oil marketing, technical fuels and chemical processing, and transportation. Results of operations by segment for the three and nine months ended September 30, 1996 and September 30, 1995 are presented below and discussed in the following sections. The "Other" segment includes primarily depreciation and amortization of certain assets not directly related to those segments identified above. Selling, general and administrative expenses incurred by each business segment are included in the determination of the operating profit (loss) for that business segment. General corporate expenses comprise the balance of selling, general and administrative expenses.

                                                        Three Months Ended Nine Months Ended
                                                          September 30,      September 30,
                                                          1996      1995      1996      1995
                                                          ----      ----      ----      ----
                                                                   (In thousands)
Revenues

Oil and gas exploration and production                 $  8,318  $  7,907  $ 25,388  $ 23,642
Crude oil marketing                                     195,510   161,497   515,500   457,949
Technical fuels and chemical processing                   7,987     6,729    23,174    21,470
Transportation                                            3,901     4,133    12,071    11,982
Intersegment sales                                       (7,195)   (7,294)  (21,175)  (20,787)
                                                       --------  --------  --------  --------
                                                       $208,521  $172,972  $554,958  $494,256
                                                       ========  ========  ========  ========

Earnings
Oil and gas exploration and production                 $  2,349  $  1,494  $  6,662  $  5,471
Crude oil marketing                                       2,468     2,830     7,869     6,477
Technical fuels and chemical processing                     423       226       311       851
Transportation                                              121       289       366       802
Other                                                       (32)      (17)      (96)     (140)
                                                       --------  --------  --------  --------
Operating profit                                          5,329     4,822    15,112    13,461
General corporate expenses                                 (830)     (882)   (2,474)   (2,746)
Other income (expense)                                   (1,793)   (2,228)   (5,589)   (4,998)
                                                       --------  --------  --------  --------
Earnings before taxes                                     2,706     1,712     7,049     5,717
Provision for income taxes                                1,016       627     2,615     2,043
                                                       --------  --------  --------  --------
Net earnings                                           $  1,690  $  1,085  $  4,434  $  3,674
                                                       ========  ========  ========  ========

Oil & Gas Exploration and Production

Revenues of the oil and gas exploration and production segment for the three months ended September 30, 1996 and 1995 were as follows:

                               Three Months Ended September 30,
                                         1996       1995
                                        (In thousands)
Revenues
Sales of oil and natural gas           $6,992     $6,728
Sales of LaBarge other products           348        477
Gas marketing                             782        606
Minerals leasing and other                196         96
                                       ------     ------
  Total revenues                       $8,318     $7,907
                                       ======     ======

Production and sales data for the three months ended September 30, 1996 and 1995 were as follows:

                               Three Months Ended September 30,
                                        1996        1995
                                        ----        ----
Production:
  Crude oil (bbls per day)              3,108      3,723
  Natural gas (Mcf per day)             8,254      9,514
  Natural gas liquids (bbls per day)      212        213

Sales prices:
  Crude oil (per bbl)                  $17.86     $15.42
  Natural gas (per Mcf)                  2.00       1.38
  Natural gas liquids (per bbl)         12.67       9.81

Operating profit of the oil and gas exploration and production segment increased $0.9 million in the third quarter of 1996 when compared to the same quarter in 1995. Increased sales prices for the Company's crude oil and natural gas production were the primary reasons for the improved operating profit. Offsetting the effects of the improved prices were declines in crude oil and natural gas production volumes. These declines in production were primarily a result of natural production decline curves.

Also contributing to the increase in operating profit were a decrease in depreciation, depletion and amortization (DD&A) expense of $0.3 million and a decline in production costs of $0.4 million. These declines were primarily due to the lower production volumes, as DD&A per equivalent barrel increased $0.26 to $5.61 in the 1996 quarter and production costs per equivalent barrel were flat in the 1996 period when compared to the 1995 quarter.

In the fourth quarter of 1996, operating results for the oil and gas exploration and production segment are expected to be negatively impacted by the shut-in of Main Pass Block 64 for 16 days due to a severe tropical storm and damage to the pipeline that transports the crude oil to markets onshore.

Crude Oil Marketing

Operating profit of the crude oil marketing segment was $2.5 million in the 1996 third quarter, a decrease of $0.4 million from the prior year period. The decrease in operating profit is attributable primarily to changes in the relationships of prices for crude oil in various markets and increased U.S. crude oil inventories as compared to the prior year quarter.

Technical Fuels and Chemical Processing

In the third quarter of 1996, the technical fuels and chemical processing segment experienced an increase in operating profit of $0.2 million. Revenues from chemical toll processing and terminalling activities rose 50% contributing to the improved operating profit. This improvement was offset by the effects of a decline of 5% in the volumes of reference fuels sold and an increase in the costs of the raw materials used to produce the technical fuels. The combination of these factors resulted in the operating profit improvement.

Transportation

Operating profit of the transportation segment for the quarter ended September 30, 1996 was $0.2 million less than the 1995 period. Production difficulties of one of the Company's largest customers for its transportation services reduced the revenues of the Company in the 1996 quarter.

Other Income (Expense)

Interest expense for the three months ended September 30, 1996 decreased $0.3 million when compared to the same period in 1995. In the 1996 quarter, market interest rates as represented by the prime rate were 0.5% lower than the rate for the 1995 period. In addition, the Company reduced its outstanding debt from $107 million at September 30, 1995 to $98 million at September 30, 1996.

Provision for Income Taxes

For the first nine months of 1996 and 1995 the provision for income taxes was calculated at rates of 37% and 36%, respectively. The variance from the statutory rate was due to the effect of the percentage depletion deduction, offset by state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operating activities in the first nine months of 1996 of $16.2 million. During this period, the Company utilized the cash flow generated from operations to invest $8.2 million in additions to property, plant and equipment, to pay a total of $2.4 million of cash dividends to its common and preferred shareholders, to repay debt of $6.1 million and to increase its cash balances by $0.4 million.

On May 29, 1996, the Company announced that it had signed a Letter of Intent to sell the assets of its technical fuels and chemical processing subsidiary to Schenectady International, Inc. On October 4, 1996, the Company announced that the Letter of Intent had expired and no further negotiations are expected between the parties.

On July 18, 1996, the Company announced that it had signed a Letter of Intent with Basis Petroleum, Inc. ("Basis"), a wholly-owned subsidiary of Salomon Inc, covering the contributions by the Company and Basis of their respective crude oil gathering, marketing and transportation activities to form a Master Limited Partnership ("MLP"). Later in 1996, interests in the MLP will be offered for sale to the public pursuant to a prospectus. The prospectus is in the process of preparation and regulatory review.

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


                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, through its subsidiaries, is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company. See Note 8 of Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit
                 11   Computation of Earnings per Share

     (b) Reports on Form 8-K
             A report on Form 8-K dated July 18, 1996 was filed to announce that the Registrant and Basis Petroleum, Inc. ("Basis") had signed a letter of intent covering the contributions by the Registrant and Basis of their respective crude oil gathering, marketing and transportation activities to form a Master Limited Partnership. The Registrant also announced that it had signed a Letter of Intent with an investor group led by the current management of its subsidiary, Howell Transportation Services, Inc., to sell the stock of that entity to the investor group.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Howell Corporation
                                     (Registrant)



Date:  November 11, 1996           /s/ Allyn R. Skelton, II
                                   -------------------------------
                                   Allyn R. Skelton, II
                                   Sr. Vice President
                                   (Principal Financial and Accounting Officer)