Form 10-Q
period 1997-03-31
HOWELL CORP /DE/
filed 1997-05-15
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                       ----------------------------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                              Yes    X    No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                 OUTSTANDING AT APRIL 30, 1997
-----------------------------                     ------------------------------
Common Stock, $1.00 par value                               4,995,726

                          This report contains 10 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX
                                                                        PAGE NO.
Part  I.      Financial Information

Item 1. Consolidated Statements of Earnings --
         Three months ended March 31, 1997 and 1996 ...................    3

        Consolidated Balance Sheets --
          March 31, 1997 and December 31, 1996 ........................    4

        Consolidated Statements of Cash Flows --
          Three months ended March 31, 1997 and 1996 ..................    5

        Notes to Consolidated Financial Statements ....................    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................    8

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K ..............................   10

                          PART I. FINANCIAL INFORMATION
                                    (ITEM 1)
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
Howell Corporation and Subsidiaries
                                                         QUARTER ENDED MARCH 31,
                                                         ----------------------
                                                           1997           1996
                                                         ---------    ---------
                                                          (In thousands, except
                                                             per share amounts)

Revenues .............................................   $  17,645    $ 166,257
                                                         ---------    ---------
Cost and expenses:
     Products including operating expenses ...........      13,398      159,587
     Selling, general and administrative expenses ....       1,950        2,901
                                                         ---------    ---------
                                                            15,348      162,488
Other income (expense):
     Interest expense ................................        (465)      (1,946)
     Interest income .................................          25           14
     Equity in net earnings of investees .............         428         --
     Other-net .......................................        (132)           4
                                                         ---------    ---------
                                                              (144)      (1,928)

Earnings before income taxes .........................       2,153        1,841
Provision for income taxes ...........................         751          646
                                                         ---------    ---------
Net earnings .........................................   $   1,402    $   1,195
                                                         =========    =========

Weighted average common shares outstanding ...........       4,985        4,934
                                                         =========    =========

Net earnings per common share ........................   $     .16    $     .12
                                                         =========    =========

Cash dividends per common share ......................   $     .04    $     .04
                                                         =========    =========
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                                                MARCH 31,       DECEMBER 31,
                                                                                   1997              1996
                                                                                ----------       -----------
                                                                                      (In thousands)
                                   ASSETS
Current assets:
     Cash and cash equivalents.............................................     $       20       $     3,257
     Trade accounts receivable, less allowance for doubtful accounts of
         $266,000 in 1997 and $267,000 in 1996.............................          9,107             9,805
     Inventories...........................................................          2,295             2,530
     Other current assets..................................................            848             1,294
                                                                                ----------       -----------
         Total current assets..............................................         12,270            16,886
                                                                                ----------       -----------
Property, plant and equipment:
     Oil and gas properties, utilizing the full-cost method of accounting..        282,188           280,766
     Fee mineral properties, unproven......................................         18,184            18,180
     Other.................................................................         31,191            30,735
     Less accumulated depreciation, depletion and amortization.............       (215,072)         (212,025)
                                                                                ----------       -----------
         Net property and equipment........................................        116,491           117,656
                                                                                ----------       -----------
Investment in investees....................................................         22,027            21,802
Other assets...............................................................          2,346             2,180
                                                                                ----------       -----------
         Total assets......................................................     $  153,134       $   158,524
                                                                                ==========       ===========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt.....................................     $    5,186       $     5,868
     Accounts payable......................................................          4,064             5,037
     Accrued liabilities...................................................          6,742            10,289
     Income tax payable....................................................          1,363             2,340
                                                                                ----------       -----------
         Total current liabilities.........................................         17,355            23,534
                                                                                ----------       -----------
Deferred income taxes......................................................         23,850            23,850
                                                                                ----------       -----------
Other liabilities..........................................................            467               511
                                                                                ----------       -----------
Long-term debt.............................................................         20,081            20,581
                                                                                ----------       -----------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $1 par value; 690,000 shares issued and
       outstanding in 1996 and 1995, liquidation value of $34,500,000......            690               690
     Common stock, $1 par value; 4,995,726 issued and outstanding
        in 1997; 4,947,196 issued and outstanding in 1996..................          4,996             4,947
     Additional paid-in capital............................................         35,218            34,532
     Retained earnings.....................................................         50,477            49,879
                                                                                ----------       -----------
         Total shareholders' equity........................................         91,381            90,048
                                                                                ----------       -----------
         Total liabilities and shareholders' equity........................     $  153,134       $   158,524
                                                                                ==========       ===========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                                                     QUARTER ENDED MARCH 31,
                                                                                       1997           1996
                                                                                    ---------      ---------
                                                                                         (In thousands)

OPERATING ACTIVITIES:
     Net earnings...............................................................    $   1,402      $   1,195
     Adjustments for noncash items:
         Depreciation, depletion and amortization...............................        2,807          4,134
         Deferred income taxes..................................................            -            622
         (Gain) loss on sales of assets.........................................            -            (55)
     Decrease in trade accounts receivable......................................          698          3,477
     Decrease in inventories....................................................          235            107
     Decrease in other current assets...........................................          446            306
     (Decrease) in accounts payable.............................................         (973)        (5,252)
     (Decrease) in accrued and other liabilities................................       (4,568)          (512)
                                                                                    ---------      ---------
         Cash provided by operating activities..................................           47          4,022
                                                                                    ---------      ---------

INVESTING ACTIVITIES:
     Proceeds from the disposition of property..................................            -            453
     Investment in investees....................................................         (225)             -
     Additions to property, plant and equipment.................................       (1,642)        (3,826)
     Other, net.................................................................         (166)          (204)
                                                                                    ---------      ---------
         Cash utilized in investing activities..................................       (2,033)        (3,577)
                                                                                    ---------      ---------

FINANCING ACTIVITIES:
     Long-term debt:
         Repayment  under revolving credit agreement............................         (500)             -
         Repayment  under term loan agreement...................................            -         (1,437)
         Other repayments.......................................................         (682)           (12)
     Cash dividends:
         Common shareholders....................................................         (200)          (196)
         Preferred shareholders.................................................         (604)          (604)
     Exercise of stock options..................................................          735              7
                                                                                    ---------      ---------
         Cash utilized in financing activities..................................       (1,251)        (2,242)
                                                                                    ---------      ---------
NET DECREASE IN CASH BALANCE....................................................    $  (3,237)     $  (1,797)
                                                                                    =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Net cash paid for:

Interest .......................................................................    $      61      $   2,031
                                                                                    =========      =========
Income taxes....................................................................    $   1,873      $       9
                                                                                    =========      =========

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
March 31, 1997 and 1996


NOTE 1 - BASIS OF FINANCIAL STATEMENT PREPARATION

The consolidated financial statements included herein have been prepared by Howell Corporation (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three months ended March 31, 1997 and 1996. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

NOTE 2 - INVENTORIES

The components of inventories at the balance sheet dates are as follows:

                                                   MARCH 31,       DECEMBER 31,
                                                     1997              1996
                                                  -----------      -----------
                                                         (In thousands)

Refined products...........................        $1,806           $ 1,781
Crude oil..................................           171               151
Chemicals..................................           265               560
Other materials and supplies...............            53                38
                                                   ------           -------
                                                   $2,295           $ 2,530
                                                   ======           =======

NOTE 3 - FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

In order to mitigate the effects of future price fluctuations, the Company uses a limited program of hedging its crude oil inventories. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions.

In 1995, the Company purchased a put option and sold a call option covering 3,300 barrels per day of oil production for an 18 month period beginning March 1, 1995. The option strike prices were based on the average price of crude oil on the organized exchange, with monthly settlement. The strike prices were $17 per barrel for the put option and $20 per barrel for the call option. The premiums for the options were amortized over the option period. Upon expiration of the 18-month option period, the Company purchased a put option and sold a call option covering 100,000 barrels of oil per month for a six-month period ended February 28, 1997. The strike prices are $16.50 per barrel for the put option and $21.10 per barrel for the call option. There was no premium associated with these options.

In the first quarter of 1997, the monthly average price of crude oil on the organized exchange exceeded the strike for the call option during January and February, the final two months of the options. The payments required in 1997 under the call option totaled $0.5 million and were recorded as a reduction of revenue. During 1996, the monthly average price of crude oil on the organized exchange exceeded the strike price for the call option in March. The payments required for the first quarter 1996 under the call options and premiums amortized totaled $0.2 million and were recorded as a reduction of revenue.

NOTE 4 - EARNINGS PER SHARE

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128; management believes that the adoption of this statement will not have a material effect on EPS thus pro forma EPS, as suggested for all interim and annual periods prior to required adoption, have been omitted.

NOTE 5 - INCOME TAXES

The effective tax rate was 35% in the first quarter of 1997 and 1996.

NOTE 6 - LITIGATION AND CONTINGENT LIABILITIES

Information about the Company's commitments and contingent liabilities is included in Notes 9 and 10 to the consolidated financial statements contained in the Company's 1996 Annual Report on Form 10-K. There were no significant changes no such information during the first quarter of 1997.

NOTE 7 - SUBSEQUENT EVENT

The Company owns an approximate 9% interest in Genesis Crude Oil, L.P., the operating subsidiary of Genesis Energy, L.P. ("Genesis"), a master limited partnership traded on the New York Stock Exchange. The Company also owns a 46% interest in Genesis Energy, L.P. ("General Partner") a limited liability company which is the general partner of Genesis. The owner of the remaining
54% interest in the General Partner is Basis Petroleum, Inc. ("Basis"), which, prior to May 1, 1997, was a wholly owned subsidiary of Salomon, Inc. Salomon, Inc. recently reported that on May 1, 1997, it sold the stock of Basis Petroleum, Inc. to Valero Energy Corporation. On May 1, 1997, Basis informed the Company that Basis intends to transfer its interest in the General Partner back to Salomon. Pursuant to the agreement forming the General Partner, the Company has 30 days from the date of receipt of such notice to make an offer for Basis's interest in the General Partner. The Company has not decided whether it will make an offer to purchase Basis's interest in the General Partner. In addition, even if the Company makes such an offer, Basis is under no obligation to consider or accept the offer.

Basis is party to a number of agreements with Genesis, some of which may have terminated in connection with the transfer to Valero and others which may be terminated by Basis pursuant to their terms. Whether such contracts will be terminated or revised by Basis and/or Genesis in the future and the ultimate effect on Genesis of any such termination or revision cannot be determined at this time, but may or may not have a material affect on Howell.

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

RESULTS OF OPERATIONS

The Company's principal business segments are oil and gas exploration and production, and technical fuels and chemical processing. Results of operations by segment for the three months ended March 31, 1997 and 1996 are presented below and discussed in the following sections. The "Other" segment includes primarily depreciation and amortization of certain assets not directly related to those segments identified above. Selling, general and administrative expenses incurred by each business segment are included in the determination of the operating to profit (loss) for that business segment. General corporate expenses comprise the balance of selling, general and administrative expenses.

                                                 THREE MONTHS ENDED MARCH 31,
                                                   1997              1996
                                                 ---------        ---------
                                                        (In thousands)
REVENUES
Oil and gas exploration and production........   $   9,067        $   8,567
Crude oil marketing and transportation........           -          153,832
Technical fuels and chemical processing.......       8,994            8,468
Intersegment Sales............................        (416)          (4,610)
                                                 ---------        ---------
                                                 $  17,645        $ 166,257
                                                 =========        =========
EARNINGS

Oil and gas exploration and production........   $   2,483        $   1,950
Crude oil marketing and transportation........           -            2,593
Technical fuels and chemical processing.......         764              108
Other.........................................           -              (32)
                                                 ---------        ---------
Operating profit..............................       3,247            4,619
General corporate expense.....................        (950)            (850)
Other income (expense)........................        (144)          (1,928)
                                                 ---------        ---------
Earnings before income taxes..................       2,153            1,841
Provision for income taxes....................         751              646
                                                 ---------        ---------
Net earnings..................................   $   1,402        $   1,195
                                                 =========        =========

OIL & GAS EXPLORATION AND PRODUCTION

Revenues of the oil and gas exploration and production segment for the three months ended March 31, 1997 and 1996 were as follows:

                                           THREE MONTHS ENDED MARCH 31,
                                              1997              1996
                                           ---------        ---------
                                                  (In thousands)

Sales of oil and natural gas..........     $   7,518        $   6,935
Sales of LaBarge other products.......           432              514
Gas marketing ........................     1,011            967
Minerals leasing and other............           106              151
                                           ---------        ---------
   Total revenues.....................     $   9,067        $   8,567
                                           =========        =========

Production and sales price per unit data for the three months ended March 31, 1997 and 1996 were as follows:

                                              THREE MONTHS ENDED MARCH 31,
                                                 1997              1996
                                                 ----              ----
                                                     (In thousands)

Production:
  Crude oil (bbls per day)...............         2,888            3,171
  Natural gas (Mcf per day)..............         8,515            9,483
  Natural gas liquids (bbls per day).....           223              195

Sales prices:
  Crude oil (per bbl)....................     $  18.68         $   17.16
  Natural gas (per Mcf)..................     $   3.00         $    2.02
  Natural gas liquids (per bbl)..........     $  17.97         $   11.71

Revenues from the sales of crude oil and natural gas increased due primarily to 9% and 49% increases in the average sales prices of the Company's crude oil and natural gas production, respectively. The effect of these increases was partially mitigated by a decrease in the volume of the Company's crude oil and natural gas production.

The Company's average sales price of its crude oil production was reduced by the effects of the put and call options the Company had in place. The strike price of the call option was exceeded for two months of the quarterly period, resulting in a reduction of revenues of $0.5 million. Without the effects of the options, the average sales price of the Company's crude oil production would have been $20.61 for the first quarter of 1997.
See Note 3 of Notes to Consolidated Financial Statements.

Operating profit of the oil and gas exploration and production segment in the first quarter of 1997 was $2.5 million, an increase of $0.5 million from the first quarter of 1996. This improvement can be attributed primarily to the improved revenues discussed above. Increases in lease operating costs per barrel from $5.49 in the 1996 quarter to $6.09 in the 1997 quarter and depreciation, depletion and amortization per barrel from $5.36 in the 1996 period to $5.38 in the 1997 period reduced the effect of the increased revenues on operating profits.

TECHNICAL FUELS AND CHEMICAL PROCESSING

The technical fuels and chemical processing segment reported an operating profit of $0.8 million for the first quarter of 1997, an increase of $0.7 million from the 1996 quarter. An increase in tolling activities in the 1997 quarter from the 1996 period was primarily responsible for the increase in operating profit.

OTHER INCOME (EXPENSE)

Interest expense decreased $1.5 million in the first quarter of 1997 when compared to the first quarter of 1996. The majority of this decrease is attributable to the repayment of the Term loan agreement that was collateralized primarily by the Company's pipeline assets. The loan was repaid with the proceeds from the sale and conveyance of its crude oil gathering and marketing operations and pipeline operations of Howell Corporation to Genesis Crude Oil, L.P. See Notes 5 and 6 of the Company's 1996 Annual Report on Form 10-K.

PROVISION FOR INCOME TAXES

The effective tax rate was 35% in the first quarter of 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated cash from operating activities in the first quarter of 1997 of $47,000. During this quarter, the Company utilized the cash flow generated from operations and $3.2 million of the cash on hand at December 31, 1996 primarily to invest $1.6 million in additions to property, plant and equipment, to pay $0.8 million of cash dividends to common and preferred shareholders and to reduce debt by $1.2 million.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits
               11       Computation of Earnings per Share

               27       Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HOWELL CORPORATION
                                (Registrant)

Date:  May 15, 1997                 /S/ J. RICHARD LISENBY
                                    J. Richard Lisenby
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)