Form 10-Q
period 1997-06-30
HOWELL CORP /DE/
filed 1997-08-14
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                             ------------------------

                                   FORM 10-Q


               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1997

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

                                  Yes    X      No
                                       -----       -----

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

	           Class	                Outstanding at July 31, 1997
        -----------------------------           ----------------------------
	Common Stock, $1.00 par value	                 5,090,155

================================================================================
                            This report contains 15 pages

                         HOWELL CORPORATION AND SUBSIDIARIES

                                      Form 10-Q

                                        INDEX



	                                                              Page No.
                                                                      --------
Part  I.  Financial Information

Item 1.	Consolidated Statements of Earnings --
	  Three and six months ended June 30, 1997 and 1996		  3

	Consolidated Balance Sheets --
	  June 30, 1997 and December 31, 1996		                  4

	Consolidated Statements of Cash Flows --
	  Six months ended June 30, 1997 and 1996		          5

	Notes to Consolidated Financial Statements		          6

Item 2.	Management's Discussion and Analysis of Financial Condition
	  and Results of Operations		                          10


Part II.  Other Information

Item 4.	Results of Votes of Security Holders		                  14

Item 6.	Exhibits and Reports on Form 8-K		                  14

                         PART I.  FINANCIAL INFORMATION
                                    (ITEM 1)


================================================================================

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
Howell Corporation and Subsidiaries

====================================================================================================
                                                           Three Months Ended    Six Months Ended
	                                                         June 30,	     June 30,
	                                                    1997      1996	  1997      1996
----------------------------------------------------------------------------------------------------
	                                                   (In thousands, except
	                                                     per share amounts)
Revenues			                          $7,904   $174,048      $16,971  $332,512
                                                          ------    -------       ------   -------
Cost and expenses:
  Products including operating expenses	                   5,500    167,000       11,543   319,309
  Selling, general and administrative
    expenses		                                     973      2,458        2,464     4,952
                                                          ------    -------       ------   -------
	                                                   6,473    169,458       14,007   324,261
Other income (expense):                                   ------    -------       ------   -------
  Interest expense		                            (441)    (1,778)        (854)   (3,607)
  Interest income		                              26	 25	      51	39
  Net earnings of investees		                      68	  -	     362         -
  Other-net		                                     (28)	  -	     (28)	 2
                                                          ------    -------       ------   -------
                                                            (375)    (1,753)	    (469)   (3,566)
                                                          ------    -------       ------   -------
Earnings before income taxes		                   1,056      2,837        2,495     4,685
Provision for income taxes		                     417      1,041	     912     1,686
                                                          ------    -------       ------   -------
Net earnings from continuing operations	                     639      1,796        1,583     2,999

Discontinued operations:
  Net earnings from Howell Hydrocarbons
    (less applicable income taxes of $53 and $(88) for
    the three months ended June 30, 1997 and 1996,
    respectively; and $309 and $(87) for the six months
    ended June 30, 1997 and 1996, respectively.)               0       (247)         458      (255)
                                                          ------    -------       ------   -------
 Net earnings	                                          $  639   $  1,549      $ 2,041  $  2,744
                                                          ======   ========      =======  ========
 Weighted average shares outstanding	                   5,020      4,935        5,003     4,935
Earnings (loss) per common share:                         ======   ========      =======  ========
  Continuing operations	                                  $ 0.01   $   0.24      $  0.08    $ 0.36
  Discontinued operations	                            0.00      (0.05)	    0.09     (0.05)
                                                          ------   --------      -------  --------
  Net earnings per common share		                  $  .01   $    .19	 $   .17  $    .31
                                                          ======   ========      =======  ========
Cash dividends per common share		                  $  .04   $    .04	 $   .08  $    .08
                                                          ======   ========      =======  ========

See accompanying Notes to Consolidated Financial Statements.

================================================================================

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Howell Corporation and Subsidiaries

--------------------------------------------------------------------------------------------------------
						                                June 30,   December 31,
							                          1997	      1996
--------------------------------------------------------------------------------------------------------
	                                                                           (In thousands)

	               Assets
Current assets:
  Cash and cash equivalents	                                                $     19    $   3,253
  Trade accounts receivable, less allowance for doubtful accounts of
    $144,000 in 1997 and $132,000 in 1996	                                   3,523        5,472
  Inventories	                                                                      51	   38
  Other current assets	                                                             309        1,185
                                                                                --------    ---------
    Total current assets	                                                $  3,902    $   9,948
                                                                                --------    ---------
Property, plant and equipment:
  Oil and gas properties, utilizing the full- cost method of accounting	         285,401      280,766
  Fee mineral properties, unproven	                                          18,184       18,180
  Other	                                                                           2,974        2,601
  Less accumulated depreciation, depletion and amortization                     (202,816)    (198,052)
                                                                                --------    ---------
    Net property and equipment	                                                 103,743      103,495
                                                                                --------    ---------
Investment in investees	                                                          22,105       21,802
Property to be disposed of	                                                  18,186       19,772
Other assets	                                                                   2,336        2,180
                                                                                --------    ---------
    Total assets	                                                        $150,272    $ 157,197
                                                                                ========    =========

	Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt	                                        $  5,185    $  5,868
  Accounts payable	                                                           2,476       3,928
  Accrued liabilities	                                                           8,214      10,071
  Income tax payable	                                                             735       2,340
                                                                                --------    --------
    Total current liabilities	                                                  16,610      22,207
                                                                                --------    --------
Deferred income taxes	                                                          23,850      23,850
                                                                                --------    --------
Other liabilities	                                                             324         511
                                                                                --------    --------
Long-term debt	                                                                  17,581      20,581
Shareholders' equity:                                                           --------    --------
  Preferred stock, $1 par value; 690,000 shares issued and
   outstanding in 1997 and 1996, Liquidation value of $34,500,000	             690         690
  Common stock, $1 par value; 5,081,030 issued and outstanding
   in 1997; 4,947,196 issued and outstanding in 1996	                           5,081       4,947
  Additional paid-in capital	                                                  35,823      34,532
  Retained earnings	                                                          50,313      49,879
                                                                                --------    --------
    Total shareholders' equity	                                                  91,907      90,048
                                                                                --------    --------
    Total liabilities and shareholders' equity	                                $150,272    $157,197
                                                                                ========    ========

See accompanying Notes to Consolidated Financial Statements.

================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

--------------------------------------------------------------------------------
	                                              Six Months Ended June 30,
  		                                            1997	1996
                                                             (In thousands)
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net earnings	                                            $1,583    $2,999
Adjustments for noncash items:
  Depreciation, depletion and amortization	             4,524     7,241
  Investee earnings	                                      (507)	   -
  Deferred income taxes	                                         -     1,477
  (Gain) loss on sales of assets	                         -	 (58)
                                                           -------    ------
Earnings from operations plus noncash operating items	     5,600    11,659
Changes in components of working capital from operations:
  Decrease (increase) in trade accounts receivable           1,949	(199)
  (Increase) decrease in inventories	                       (13)	 348
  Decrease in other current assets	                       883     1,007
  Increase (decrease) in accounts payable	               947    (1,670)
  (Decrease) increase in accrued and other liabilities      (3,882)       24
                                                           -------    ------
Cash provided by continuing operations	                     5,484    11,169
Cash provided by discontinued operations	               304	 823
                                                           -------    ------
Cash provided by operating activities	                     5,788    11,992
                                                           -------    ------

INVESTING ACTIVITIES:
Proceeds from the disposition of property	                 -	 966
Additions to property, plant and equipment	            (5,188)   (5,677)
Other, net	                                                31	(194)
                                                           -------    ------
Cash utilized in investing activities	                    (5,157)   (4,905)
                                                           -------    ------

FINANCING ACTIVITIES:
Long-term debt:
  Net (repayment) borrowing of revolving bank credit
   agreement-HPC 	                                    (3,001)	 250
  Net (repayment) of term loan agreement-HCO	                 -    (3,101)
  Net (repayment) of other long-term borrowings	              (682)	 (25)
Issuance of common stock	                             1,425	  26
Cash paid for dividends	                                    (1,607)   (1,602)
                                                           -------    ------
Cash utilized in financing activities	                    (3,865)   (4,452)
                                                           -------   -------

NET (DECREASE) INCREASE  IN CASH BALANCE	           $(3,234)  $ 2,635
                                                           =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:
Interest		                                   $   615   $ 3,731
                                                           =======   =======
Income taxes	                                           $ 1,449   $   142
                                                           =======   =======

See accompanying Notes to Consolidated Financial Statements

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
June 30, 1997 and 1996

--------------------------------------------------------------------------------

Note 1 - Basis of Financial Statement Preparation

The consolidated financial statements included herein have been prepared by Howell Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and six months ended June 30, 1997 and 1996. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Note 2 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company used a limited program of hedging its crude oil production through February 1997. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions.

In 1995, the Company purchased a put option and sold a call option covering 3,300 barrels per day of oil production for an 18 month period beginning March 1, 1995. The option strike prices were based on the average price of crude oil on the organized exchange, with monthly settlement. The strike prices were $17 per barrel for the put option and $20 per barrel for the call option. The premiums for the options were amortized over the option period. Upon expiration of the 18-month option period, the Company purchased a put option and sold a call option covering 100,000 barrels of oil per month for a six-month period ended February 28, 1997. The strike prices were $16.50 per barrel for the put option and $21.10 per barrel for the call option. There was no premium associated with these options.

In 1997, the monthly average price of crude oil on the organized exchange exceeded the strike price for the call option during January and February, the final two months of the options. The payments required in 1997 under the call option totaled $0.5 million and were recorded as a reduction of revenue. During 1996, the monthly average price of crude oil on the organized exchange exceeded the strike price for the call option in March, April, May and June. The payments required for the first six months of 1996 under the call options and premiums amortized totaled $0.8 million and were recorded as a reduction of revenue. The payments required for the second quarter 1996 were $0.6 million.

Note 3 - Earnings (Loss) Per Share

Earnings (loss) per common share has been computed by dividing net earnings, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding. Shares issuable in connection with stock options are not included in the per share computations since their dilutive effect is less than 3%. Earnings per share assuming full dilution does not result in a difference from earnings per share assuming no dilution. The common shares issuable upon conversion of the convertible preferred stock are anti-dilutive, and the common shares issuable in connection with stock options result in a dilutive effect of less than 3%.

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

Note 4 - Income Taxes

The effective tax rate was 37% and 36% for the first six months of 1997 and 1996, respectively.

Note 5 - Litigation and Contingent Liabilities

Donna Refinery Partners, Ltd. v. Howell Crude Oil Company and Howell Corporation; Texas District Court; No. 89-033634. In December 1993 a jury verdict of $1.9 million was rendered against the Company which was subsequently reduced by the judge to approximately $675,000. The Company believes the judgment is in error. The Company filed a motion for a new trial that was denied, so the Company appealed the decision. The plaintiff has filed an appeal to increase the recovery by $1.25 million. On June 6, 1996, the Fourteenth Court of Appeals affirmed the judgment of the lower court. The Company's appeal of this case to the Texas Supreme Court was denied on July 31, 1997. The Company is reviewing its options at this time. The Company does not believe that the ultimate resolution of this matter will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

On July 11, 1995 the Company received a demand letter from several working interest owners in the North Frisco City Field and in the North Rome Field indicating the Company had not paid according to the terms of a "call on production." The Company was granted a call on a portion of this production but has never exercised the call. Accordingly, the Company has filed petitions for declaratory judgment to that effect in cases styled Howell Petroleum Corporation, et al, vs. Shore Oil Company, et al, District Court of Harris County, Texas; No. 95-037480 and Howell Petroleum Corporation, et al, vs. Tenexco, Inc., et al, District Court of Harris County, Texas; No. 95-037970.
The defendants in this action have counterclaimed against the Company. These claims are similar in nature to the Alabama and Mississippi royalty litigation. One of the defendants, John Faulkinberry, has filed a counterclaim against the Company seeking actual damages of $75,000 and punitive damages of $100,000,000. Effective July 14, 1997, the Company settled with John Faulkinberry as well as several other working interest owners. The terms of the settlement are confidential, but the amounts paid in settlement were not material to the Company's financial condition or results of operation. The case (as to the remaining interest owners) is currently set for trial on September 2, 1997, but due to its docket position this date cannot be considered firm.

Related to this matter, several royalty owners have filed lawsuits against the Company in Alabama and Mississippi concerning pricing in the North Frisco City Field. The lawsuits allege the Company violated its contracts with the plaintiffs by not paying the plaintiffs ". . . the highest available price for oil." Damages claimed by the plaintiffs include approximately $3.8 million and are based on numerous damage theories including, but not limited to, allegations of breach of contract and fraud. The complaints also seek unspecified punitive damages in the Alabama lawsuits and $7 million punitive damages in the Mississippi lawsuit. The Company filed answers denying all charges. The Company does not believe that the ultimate resolution of these matters will have a materially adverse effect on the financial position, results of operations or cash flows of the Company. On July 28, 1997, the Company settled the Mississippi lawsuit. The terms of the settlement are confidential, but the amounts paid in settlement were not material to the Company's financial condition or results of operation.

There are various other lawsuits and claims against the Company, none of which, in the opinion of management, will have a materially adverse effect on the Company.

Note 6 - Subsequent Event

On July 31, 1997 Howell Hydrocarbons & Chemicals, Inc. (the "Seller"), a wholly-owned subsidiary of Howell Corporation (the "Registrant"), completed the previously announced sale and disposition of substantially all of the assets of its research and reference fuels and custom chemical manufacturing business to Specified Fuels & Chemicals, L. L. C. ("Buyer"), a company controlled by Bob
G. Gower.

The assets purchased by Buyer included the fee property in Channelview, Texas on which Seller's refinery was located, all refining facilities located on the fee property and all related personal property, all inventories of finished products, work in process, raw materials and supplies related to the business, substantially all of the accounts receivable on the closing date, all transferable intellectual property used primarily in the business and all of Seller's rights under various contracts and leases related to the business. In connection with the transaction, (a) Buyer received a license to use the name "Howell Hydrocarbons & Chemicals" for a five year period after closing and assumed certain obligations of Seller and the Registrant, and (b) the Registrant agreed not to engage (directly or through affiliates) in any competing business for a five year period after the closing.

In consideration of the assets sold to Buyer, Seller and the Registrant received a payment of $19,371,600 in cash at the closing, which included $14,820,000 for the property, plant, equipment and related items, and $4,551,600 in payment of estimated working capital items. The amount of the payment for estimated working capital is subject to adjustment after closing to equal the actual amount of such items on the closing date. Seller is entitled to receive an additional payment equal to 55% of the amount by which Buyer's "EBITDA" (as defined in the agreement) for each twelve month period ending June 30, 1998, 1999, 2000, 2001 and 2002 exceeds the "Minimum EBITDA" (as defined in the agreement). The Minimum EBITDA amounts for those years are $5 million, $5.175 million, $5.35 million, $5.525 million and $5.7 million, respectively. Buyer is entitled to repurchase Seller's rights to these additional payments at any time after June 30, 1998 generally by paying to Seller an amount equal to the greater of (a) the product obtained by multiplying the EBITDA payment amount for the immediately preceding twelve month period by the number of twelve month periods remaining, or (b) an amount fixed by the agreement, which is initially set at $5.7 million if the repurchase occurs during the twelve month period ending on June 30, 1999, and which declines for each twelve month period thereafter to $1.2 million if the repurchase occurs during the twelve month period ending June 30, 2002.

The sale should result in a gain and the proceeds of the sale will be used by the Registrant to reduce its outstanding indebtedness. The sale completes the divestiture by the Registrant of all of its non-exploration and production businesses. In connection with the sale, the Company has given and received environmental and other indemnities. Should claims be made against the Company based on these indemnities, the company could be required to perform its obligations thereunder.

The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying financial statements. Discontinued operations also includes the allocation of interest expense (based on a ratio of net assets of discontinued operations to total consolidated net assets). Allocated amounts are as follows:

	          Three Months Ended	Six Months Ended
	               June 30	           June 30
	            1997     1996	1997	 1996
                    ----     ----       ----     ----
                             (in thousands)

	            $60	     $115	$112	 $232
                    ===      ====       ====     ====


Note 7 - Investment In Investees

The Company owns an approximate 9% interest in Genesis Crude Oil, L.P., the operating subsidiary of Genesis Energy, L.P. ("Genesis"), a master limited partnership traded on the New York Stock Exchange. The Company also owns a 46% interest in Genesis Energy, L.L.C. ("General Partner") a limited liability company which is the general partner of Genesis. The owner of the remaining 54% interest in the General Partner is Basis Petroleum, Inc. ("Basis"), which, prior to May 1, 1997, was a wholly owned subsidiary of Salomon Inc ("Salomon"). Salomon recently reported that on May 1, 1997, it sold the stock of Basis Petroleum, Inc. to Valero Energy Corporation. On May 1, 1997, Basis informed the Company that Basis intends to transfer its interest in the General Partner back to Salomon. Pursuant to the agreement forming the General Partner, the Company had 30 days from the date of receipt of such notice to make an offer for Basis's interest in the General Partner. The Company decided not to make an offer to purchase Basis's interest in the General Partner.

Basis is party to a number of agreements with Genesis, some of which may have terminated in connection with the transfer to Valero and others which may be terminated by Basis pursuant to their terms. Whether such contracts will be terminated or revised by Basis and/or Genesis in the future and the ultimate effect on Genesis of any such termination or revision cannot be determined at this time, but may or may not have a material effect on Howell.

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

RESULTS OF OPERATIONS

The Company's principal business segments are oil and gas exploration and production, crude oil marketing and transportation (until December 1996) and technical fuels and chemical processing (until June 1997). In July 1997, the Company sold its technical fuels and chemical processing business and, consequently, the results of such business shown below have been classified as discontinued operations. In December 1996, the Company sold its crude oil marketing and transportation business, receiving in exchange cash and an equity interest in a limited partnership. Results of the crude oil marketing and transportation business are included below in "revenues" and "operating profit" prior to the sale and the earnings attributable to its equity interest in the limited partnership are included below in "other income (expense)" subsequent to the sale. Selling, general and administrative expenses incurred by each business segment are included in the determination of the operating profit (loss) for that business segment. General corporate expenses comprise the balance of selling, general and administrative expenses. Results of operations for the three months ended and six months ended June 30, 1997 and 1996 are presented below and discussed in the following sections.

                         	              Three Months Ended June 30,   Six Months Ended June 30,
	                                              1997       1996	          1997	    1996
                                                      ----       ----             ----      ----
	                                                            (In thousands)
Revenues
Oil and gas exploration and production               $7,904   $  8,503	         $16,971  $ 17,070
Crude oil marketing and transportation                    0    169,910	               0   323,742
Intersegment sales	                                  0     (4,365)                0    (8,300)
                                                     ------   --------           -------  --------
Revenues from continuing operations                  $7,904   $174,048	         $16,971  $332,512
                                                     ======   ========          ========   ========
Earnings

Oil and gas exploration and production	             $1,940   $  2,363	        $  4,423  $  4,313
Crude oil marketing and transportation		          0	 3,053	               0     5,646
                                                     ------   --------          --------  --------
Operating profit			              1,940	 5,416	           4,423     9,959

General corporate expenses			       (509)	  (826)	          (1,459)   (1,708)
Other income (expense)		                       (375)	(1,753)	            (469)   (3,566)
                                                     ------   --------          --------  --------
Earnings before income taxes		              1,056	 2,837	           2,495     4,685
Provision for income taxes		                417	 1,041	             912     1,686
                                                     ------   --------          --------  --------
Net earnings from continuing operations	                639	 1,796	           1,583     2,999

Discontinued operations:
  Net earnings (loss)  from Howell Hydrocarbons
    (less applicable income taxes of $53 and $(88)
    for the three months ended June 30, 1997 and
    1996 respectively; and $309 and $(87) for the
    six months ended June 30, 1997 and 1996,
    respectively.)                                        0	  (247)	             458       (255)
                                                     ------   --------          --------   --------
 		                                     $  639   $  1,549	        $  2,041   $  2,744
                                                     ======   ========          ========   ========

Continuing Operations
Oil & Gas Exploration and Production
Revenues of the oil and gas exploration and production segment for the three months and six months ended June 30, 1997 and 1996 were as follows:

                         	              Three Months Ended June 30,   Six Months Ended June 30,
	                                              1997       1996	          1997	    1996
                                                      ----       ----             ----      ----
	                                                            (In thousands)

Sales of oil, natural gas, and NGL's                 $6,366    $7,026	        $13,885	    $13,961
Sales of LaBarge other products                         415	  320	            846	        834
Gas marketing                                           720	  916	          1,731	      1,883
Minerals leasing and other                              403	  241	            509	        392
                                                     ------    ------           -------     -------
	Total revenues                               $7,904    $8,503	        $16,971	    $17,070
                                                     ======    ======           =======     =======

Production and sales data for the three months and six months ended June 30, 1997 and 1996 were as follows:


                         	              Three Months Ended June 30,   Six Months Ended June 30,
	                                              1997       1996	          1997	    1996
                                                      ----       ----             ----      ----
	                                                            (In thousands)

     Production:
     Crude oil (bbls per day)                         2,960	3,202	          2,924	      3,201
     Natural gas (Mcf per day)  	              8,755	8,981	          8,636	      9,241
     Natural gas liquids (bbls per day)  	        216	  231	            219	        218

     Sales prices:
     Crude oil (per bbl)                             $17.57    $17.36	         $18.12	     $17.27
     Natural gas (per Mcf)  	                     $ 1.76    $ 1.99	         $ 2.37	     $ 2.01
     Natural gas liquids (per bbl)  	             $11.42    $11.91	         $14.73	     $11.93


Revenues from the sale of crude oil and natural gas decreased for the three months ended June 30, 1997 due primarily to an 8% decrease in the crude oil average daily production and a 12% decrease in the natural gas average sales price. These effects were partially offset by an increase in the crude oil average sales price.

For the six months ended June 30, 1997, revenues from the sales of crude oil and natural gas decreased $0.1 million due primarily to a 9% decrease in the crude oil average daily production and a 7% decrease in the natural gas average daily production. These effects were partially offset by an 18% increase in the natural gas average sales price.

The Company's average sales price of its crude oil production during the second quarter of 1996 and the six months ending June 30, 1997 and 1996, was reduced by the effects of the put and call options the Company had in place. The strike price of the call option was exceeded during January and February 1997; and March, April, May and June, 1996, resulting in a reduction of revenues of $0.6 million for the second quarter 1996 and a reduction of revenues of $0.5 million and $0.8 million for the six months ended June 30, 1997 and 1996, respectively. Without the effects of the options, the average sales price of the Company's crude oil production for the second quarter 1996 would have been $19.39 and for the six months ended June 30, 1997 and 1996, would have been $19.09 and $18.69, respectively. See Note 2 of Notes to Consolidated Financial Statements.

Operating profit of the oil and gas exploration and production segment in the second quarter of 1997 was $1.9 million, a decrease of $0.4 million from the second quarter of 1996. The decrease can be attributed primarily to the reduced revenues discussed above. Increased operating expenses were offset by reduced depreciation, depletion and amortization expenses.

Operating profit of the oil and gas exploration and production segment for the six months ended June 30, 1997 was $4.4 million, an increase of $0.1 million from 1996. The increase can be attributed primarily to a 8% decrease in depreciation, depletion, and amortization expense partially offset by an increase in general and administrative expense.

General Corporate Expense
General Corporate Expense decreased 38% and 15% for the three months and six months ended June 30, 1997 and 1996, respectively. The decrease was primarily due to a reduction in salaries and benefits as a result of a 24% decrease in the corporate staffing level.

Other Income (Expense)
Interest expense for the three months and six months ended June 30, 1997 decreased $1.4 million and $3.1 million, respectively, when compared to the same periods in 1996. The decreases are primarily attributable to the repayment of the Term loan agreement that was collateralized primarily by the Company's pipeline assets. The loan was repaid with the proceeds from the sale and conveyance of the crude oil gathering and marketing operations and pipeline operations of Howell Corporation to Genesis Crude Oil, L.P. See Notes 5 and 6 of the Company's 1996 Annual Report on Form 10-K.

Income Taxes
The effective tax was 39% and 37%, respectively, for the three months ended June 30, 1997 and 1996. An increase in estimated state taxes primarily resulted in the 1997 increase. The effective tax rate was 37% and 36% for the six months ended June 30, 1997 and 1996, respectively.

Discontinued Operations
The technical fuels and chemical processing business reported an operating profit of $0.1 million and $0.9 million for the three months and six months ended June 30, 1997, respectively. The increase of $0.3 million and $1.0 million for the three months and six months ended June 30, 1997, respectively, were primarily due to an increase in chemical tolling activity. Discontinued operations also includes the allocation of interest expense (based on a ratio of net assets of discontinued operations to total consolidated assets). Allocated amounts are as follows:

	              Three Months Ended	Six Months Ended
	                    June 30	            June 30
	                 1997	  1996	         1997	  1996
                                     (in thousands)

	                 $60	  $115	         $112	  $232
                         ===      ====           ====     ====

See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The Company generated cash flow from operating activities of $5.8 million and from the issuance of common stock of $1.4 million in the first six months of 1997. During this period, the Company utilized the cash flow generated from operations and $3.3 million of the cash on hand at December 31, 1996 primarily to invest $5.2 million in additions to property, plant and equipment, to pay $1.6 million of cash dividends to common and preferred shareholders and to reduce debt by $3.7 million.

The Company sold the assets of its technical fuels and chemical processing business to Specified Fuels & Chemicals, L.L.C. on July 31, 1997. The sales price was approximately $20 million in cash subject to certain working capital adjustments. The proceeds from the sale will be used to retire debt. The Company may also receive additional consideration each year for the next five years based upon the performance of the business. In connection with the sale, the Company has given and received environmental and other indemnities. Should claims be made against the Company based on these indemnities, the company could be required to perform its obligations thereunder.

The Company elected to reduce its Borrowing Base to $30 million as of May 1, 1997 pursuant to the credit agreement between Howell Petroleum Corporation and Bank One, Texas, N.A. This reduction will allow the Company to reduce its commitment fee cost.

On May 14, 1997, the Company entered into a letter of intent to acquire Voyager Energy Corp. ("Voyager"), the company founded by Messrs. Clayton and Hebert, in a tax-free reorganization for approximately 340,000 shares of common stock of the Company. The Company would assume approximately $1.3 million in Voyager indebtedness as a result of the merger. Consummation of the transaction is subject to the execution of a mutually satisfactory definitive agreement, as well as the approval of the Company's Board of Directors and its common stockholders.

                        PART II.  OTHER INFORMATION

Item 4.  Results of Votes of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on April 28, 1997, for the following purposes.

To elect three members to the Board of Directors to serve a three-year term as Class III Directors.

     (a) The results of the voting for each of the nominees for director were as follows:

	                          Shares	 Shares	         Broker
	                           For    	Withheld	Non-Voters
                                  ------        --------        ----------

	Walter M. Mischer, Sr.	4,400,494	 42,689	            -
	Paul W. Murrill	        4,400,750	 42,433	            -
	Jack T. Trotter	        4,400,419	 42,764	            -

     A simple majority of the shares of common stock represented at the meeting was required for each nominee to be elected. Therefore all nominees for director were elected.

     (b) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 1997


     The results of the voting on this matter were as follows:

                  Shares For	            4,440,733
                  Shares Against	        1,800
                  Shares Abstaining	          650
                  Broker Non-Votes	            -


     A simple majority of the common shares represented was required for ratification; therefore, the appointment was ratified.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          10.1 Howell Corporation 1997 Nonqualified Stock Option Plan incorporated herein by reference to the Company's Form S-8 Registration Statement, registration No. 333-29089, filed June 12, 1997.

          11   Computation of Earnings per Share

     (b)  Reports on Form 8-K
	  A report on Form 8-K was filed on May 14, 1997 announcing:
          1) The retirement of Paul N. Howell from Howell Corporation as its Chief Executive Officer and President. The resignation of Ronald
             E. Hall of the Chairmanship of the Corporation's Board of Directors. However, both will remain as members of the Board of Directors. The election of Donald W. Clayton to serve as Chairman and Chief Executive Officer of the Corporation and Richard K. Hebert to serve as President and Chief Operating Officer of the Corporation.
          2) Adoption of the Howell Corporation 1997 Nonqualified Stock Option Plan.
          3) Form of option for use under Howell Corporation 1997 Nonqualified Stock Option Plan.
          4) Form of indemnity agreement entered into between the Corporation and each of Messrs. Clayton, Hebert and Brewster.
          5) Letter of intent dated May 14, 1997 by and between Howell Corporation and Voyager Energy Corporation for the proposed acquisition of Voyager Energy Corporation by Howell Corporation.

	  A report on Form 8-K was filed on August 11, 1997 announcing the sale of Howell Corporation's Technical Fuels and Chemical Processing business segment to Specified Fuels & Chemicals, L.L.C. effective July 31, 1997.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Howell Corporation
                                    ------------------
	                            (Registrant)



Date:  August 14, 1997	            /s/  J. Richard Lisenby
                                    -------------------------------------
	                            J. Richard Lisenby
	                            Vice President & Chief Financial Officer
	                            (Principal Financial and Accounting Officer)