Form 10-Q
period 1997-09-30
HOWELL CORP /DE/
filed 1997-11-14
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                            _______________________


                                  FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

                            Yes    X    No
                                -------    ------

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at October 31, 1997
_________________________________         ____________________________________
 Common Stock, $1.00 par value                         5,464,642

================================================================================
                        This report contains 16 pages




                     HOWELL CORPORATION AND SUBSIDIARIES

                                  Form 10-Q

                                    INDEX



                                                                                          Page No.
                                                                                          ________

Part  I. Financial Information

Item 1.  Consolidated Statements of Earnings --
           Three and nine months ended September 30, 1997 and 1996 (unaudited).........      3
         Consolidated Balance Sheets --
           September 30, 1997 (unaudited) and December 31, 1996........................      4

         Consolidated Statements of Cash Flows --
           Nine months ended September 30, 1997 and 1996 (unaudited)...................      5

         Notes to Consolidated Financial Statements....................................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................................     10


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..............................................     14




                        PART I. FINANCIAL INFORMATION
                                   (ITEM 1)

========================================================================================================

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
Howell Corporation and Subsidiaries

--------------------------------------------------------------------------------------------------------

                                                          Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                            1997       1996          1997       1996

                                                                     (In thousands, except
                                                                       per share amounts)

Revenues ...........................................   $   7,522    $ 201,222    $  24,493    $ 533,734
                                                       ---------    ---------    ---------    ---------
Cost and expenses:
   Products including operating expenses ...........       5,816      194,734       17,359      514,043
   Selling, general and administrative expenses ....       1,192        2,412        3,656        7,364
                                                       ---------    ---------    ---------    ---------
                                                           7,008      197,146       21,015      521,407
                                                       ---------    ---------    ---------    ---------
Other income (expense):
   Interest expense ................................        (210)      (1,716)      (1,064)      (5,323)
   Interest income .................................          24           34           75           73
   Net earnings of investees .......................         229         --            736         --
   Other-net .......................................         301           (1)         128            1
                                                       ---------    ---------    ---------    ---------
                                                             344       (1,683)        (125)      (5,249)
                                                       ---------    ---------    ---------    ---------

Earnings before income taxes .......................         858        2,393        3,353        7,078
Provision for income taxes .........................         150          887        1,062        2,573
                                                       ---------    ---------    ---------    ---------
Net earnings from continuing operations.............         708        1,506        2,291        4,505
                                                       ---------    ---------    ---------    ---------

Discontinued operations:
  Net earnings (loss) from Howell Hydrocarbons
   (less applicable income taxes of $70 and $129
   for the three months ended September 30, 1997
   and 1996, respectively; and $379 and $42 for
   the nine months ended September 30, 1997 and
   1996, respectively.) ............................          54          184          512          (71)

  Gain on sale of Howell Hydrocarbons (less
   applicable income taxes of $126 for the three and
   nine months ended September 30,1997) ............         245            0          245            0
                                                       ---------    ---------    ---------    ---------

Net earnings from discontinued operations ..........         299          184          757          (71)
                                                       ---------    ---------    ---------    ---------

Net earnings .......................................   $   1,007    $   1,690    $   3,048    $   4,434
                                                       =========    =========    =========    =========

Weighted average shares outstanding (primary) ......       5,394        5,041        5,222        5,036
                                                       =========    =========    =========    =========

Primary earnings (loss) per common share:
   Continuing operations ...........................   $    0.02    $    0.18    $    0.09    $    0.53
   Discontinued operations .........................        0.01         0.04         0.10        (0.01)
   Gain on sale of Howell Hydrocarbons .............        0.05         0.00         0.05         0.00
                                                       ---------    ---------    ---------    ---------
   Net earnings per common share (primary) .........   $    0.08    $    0.22    $    0.24    $    0.52
                                                       =========    =========    =========    =========
Cash dividends per common share ....................   $    0.04    $    0.04    $    0.16    $    0.16
                                                       =========    =========    =========    =========

See accompanying Notes to Consolidated Financial Statements.



=====================================================================================================

CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries

-----------------------------------------------------------------------------------------------------

                                                                          September 30,  December 31,
                                                                              1997          1996
                                                                          (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                                (In thousands)

                       Assets

Current assets:
   Cash and cash equivalents ..........................................   $      52    $   3,253
   Trade accounts receivable, less allowance for doubtful accounts of
     $141,000 in 1997 and $251,000 in 1996 ............................       4,018        5,472
   Inventories ........................................................          50           38
   Other current assets ...............................................         554        1,185
                                                                          ---------    ---------
    Total current assets ..............................................       4,674        9,948
                                                                          ---------    ---------

Property, plant and equipment:
   Oil and gas properties, utilizing the full-cost method of accounting     287,624      280,766
   Fee mineral properties, unproven ...................................      18,184       18,180
   Other ..............................................................       2,665        2,601
   Less accumulated depreciation, depletion and amortization ..........    (204,871)    (198,052)
                                                                          ---------    ---------
     Net property and equipment .......................................     103,602      103,495
                                                                          ---------    ---------
Investment in investees ...............................................      18,602       21,802
Property to be disposed of ............................................        --         19,772
Other assets ..........................................................       2,335        2,180
                                                                          =========    =========
    Total assets ......................................................   $ 129,213    $ 157,197
                                                                          =========    =========

        Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt ..................................   $    --      $   5,868
   Accounts payable ...................................................       2,740        3,928
   Accrued liabilities ................................................       6,832       10,071
   Income tax payable .................................................       1,383        2,340
                                                                          ---------    ---------
    Total current liabilities .........................................      10,955       22,207
                                                                          ---------    ---------
Deferred income taxes .................................................      21,950       23,850
                                                                          ---------    ---------
Other liabilities .....................................................         352          511
                                                                          ---------    ---------
Long-term debt ........................................................       3,500       20,581
                                                                          ---------    ---------
Shareholders' equity:
   Preferred stock, $1 par value; 690,000 shares issued and
     outstanding in 1997 and 1996, liquidation value of $34,500,000 ...         690          690
   Common stock, $1 par value; 5,112,004 issued and outstanding
     in 1997; 4,947,196 issued and outstanding in 1996  ...............       5,112        4,947
   Additional paid-in capital .........................................      36,141       34,532
   Retained earnings ..................................................      50,513       49,879
                                                                          ---------    ---------
    Total shareholders' equity ........................................      92,456       90,048
                                                                          ---------    ---------
    Total liabilities and shareholders' equity ........................   $ 129,213    $ 157,197
                                                                          =========    =========

See accompanying Notes to Consolidated Financial Statements.





==========================================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

----------------------------------------------------------------------------------------------------------
                                                                           Nine Months Ended September 30,
                                                                                   1997        1996
----------------------------------------------------------------------------------------------------------
                                                                                    (In thousands)

OPERATING ACTIVITIES:
Net earnings ................................................................   $  2,291    $  4,505
Adjustments for noncash items:
   Depreciation, depletion and amortization .................................      6,773      10,834
   Investees earnings .......................................................       (736)       --
   Investee dividends .......................................................         94        --
   Deferred income taxes ....................................................     (1,900)        688
   Gain on sales of assets ..................................................       (139)        (80)
                                                                                --------    --------
Earnings from continuing operations plus noncash operating items ............      6,383      15,947

Changes in components of working capital from operations:
   Decrease (increase) in trade accounts receivable .........................      1,454     (12,479)
   Increase in inventories ..................................................        (12)     (1,042)
   Decrease in other current assets .........................................        631         155
   (Decrease) increase in accounts payable ..................................     (1,188)     10,407
   (Decrease) increase in accrued and other liabilities .....................     (4,355)      1,988
                                                                                --------    --------
Cash provided by continuing activities ......................................      2,913      14,976
Cash provided by discontinued operations ....................................      1,250       1,244
                                                                                --------    --------
Cash provided by operating activities .......................................      4,163      16,220
                                                                                --------    --------

INVESTING ACTIVITIES:
Proceeds from the disposition of discontinued operations and other property .     20,049         995
Additions to property, plant and equipment ..................................     (7,515)     (8,224)
Other, net ..................................................................        237        (183)
                                                                                --------    --------
Cash provided by (utilized in) investing activities .........................     12,771      (7,412)
                                                                                --------    --------

FINANCING ACTIVITIES:
Long-term debt:
   Net (repayment) borrowing of revolving bank credit agreement-HPC .........    (17,081)        450
   Net (repayment) of term loan agreement-HCO ...............................       --        (6,518)
   Net (repayment) of other long-term borrowings ............................     (2,418)        (38)
Issuance of common stock ....................................................      1,774          70
Cash paid for dividends .....................................................     (2,414)     (2,404)
                                                                                --------    --------
Cash utilized in financing activities .......................................    (20,139)     (8,440)
                                                                                --------    --------

NET (DECREASE) INCREASE  IN CASH BALANCE ....................................   $ (3,205)   $    368
                                                                                ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:

Interest ....................................................................   $    478    $  5,375
                                                                                ========    ========

Income taxes ................................................................   $  3,055    $  1,891
                                                                                ========    ========

See accompanying Notes to Consolidated Financial Statements




================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
September 30, 1997 and 1996

--------------------------------------------------------------------------------

Note 1 - Basis of Financial Statement Preparation

The consolidated financial statements included herein have been prepared by Howell Corporation (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1997 and 1996. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

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

In 1997, the monthly average price of crude oil on the organized exchange exceeded the strike price for the call option during January and February, the final two months of the options. The payments required in 1997 under the call option totaled $0.5 million and were recorded as a reduction of revenue. During 1996, the monthly average price of crude oil on the organized exchange exceeded the strike price for the call option in March, April, May, June, July, August, and September. The payments required for the first nine months of 1996 under the call options and premiums amortized totaled $1.5 million and were recorded as a reduction of revenue. The payments required for the third quarter 1996 were $0.7 million.

Note 3 - Earnings (Loss) Per Share

Earnings (loss) per common share has been computed by dividing net earnings, after reduction for preferred stock dividends, by the weighted average number of common shares outstanding. Shares issuable in connection with stock options are included in the per share computations since their dilutive effect is greater than 3%. Earnings per share assuming full dilution does not result in a difference from earnings per share assuming no dilution. The common shares issuable upon conversion of the convertible preferred stock are anti-dilutive. The common shares issuable in connection with stock options result in a dilutive effect of more than 3% and as a result primary earnings per share are disclosed.

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

Note 4 - Income Taxes

The effective tax rate from Continuing Operations was 32% and 36% for the first nine months of 1997 and 1996, respectively.

Note 5 - Litigation and Contingent Liabilities


   Donna Refinery Partners, Ltd. v. Howell Crude Oil Company and Howell Corporation; Texas District Court; No. 89-033634. In December 1993, a jury verdict of $1.9 million was rendered against the Company which was subsequently reduced by the judge to approximately $675,000. The Company believes the judgment is in error. The Company filed a motion for a new trial that was denied, so the Company appealed the decision. The plaintiff has filed an appeal to increase the recovery by $1.25 million. On June 6, 1996, the Fourteenth Court of Appeals affirmed the judgment of the lower court. The Company's appeal of this case to the Texas Supreme Court was denied on July 31, 1997. On August 18, 1997, the Company filed a motion for rehearing. The Company does not believe that the ultimate resolution of this matter will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

   On July 11, 1995 the Company received a demand letter from several working interest owners in the North Frisco City Field and in the North Rome Field indicating the Company had not paid according to the terms of a "call on production." The Company was granted a call on a portion of this production but has never exercised the call. Accordingly, the Company has filed petitions for declaratory judgment to that effect in cases styled Howell Petroleum Corporation, et al, vs. Shore Oil Company, et al, District Court of Harris County, Texas; No. 95-037480 and Howell Petroleum Corporation, et al, vs. Tenexco, Inc., et al, District Court of Harris County, Texas; No. 95-037970. The defendants in this action have counterclaimed against the Company. These claims are similar in nature to the Alabama and Mississippi royalty litigation. One of the defendants, John Faulkinberry, has filed a counterclaim against the Company seeking actual damages of $75,000 and punitive damages of $100,000,000. Effective July 14, 1997, the Company settled with John Faulkinberry as well as several other working interest owners. The terms of the settlement are confidential, but the amounts paid in settlement were not material to the Company's financial condition, results of operations or cash flows. The case (as to the remaining interest owners) is currently set for trial on February 16, 1998.

   Related to this matter, several royalty owners have filed lawsuits against the Company in Alabama and Mississippi concerning pricing in the North Frisco City Field. The lawsuits allege the Company violated its contracts with the plaintiffs by not paying the plaintiffs ". . . the highest available price for oil." Damages claimed by the plaintiffs include approximately $3.8 million and are based on numerous damage theories including, but not limited to, allegations of breach of contract and fraud. The complaints also seek unspecified punitive damages in the Alabama lawsuits and $7.0 million punitive damages in the Mississippi lawsuit. The Company filed answers denying all charges. The Company does not believe that the ultimate resolution of these matters will have a materially adverse effect on the financial position, results of operations or cash flows of the Company. On July 28, 1997, the Company settled the Mississippi lawsuit. The terms of the settlement are confidential, but the amounts paid in settlement were not material to the Company's financial condition, results of operations or cash flows.

There are various other lawsuits and claims against the Company, none of which, in the opinion of management, will have a materially adverse effect on the Company.

Note 6 - Dispositions

On July 31, 1997 Howell Hydrocarbons & Chemicals, Inc. (the "Seller"), a wholly-owned subsidiary of the Company, completed the previously announced sale and disposition of substantially all of the assets of its research and reference fuels and custom chemical manufacturing business to Specified Fuels & Chemicals, L. L. C. ("Buyer").

The assets purchased by Buyer included the fee property in Channelview, Texas on which Seller's refinery was located, all refining facilities located on the fee property and all related personal property, all inventories of finished products, work in process, raw materials and supplies related to the business, substantially all of the accounts receivable on the closing date, all transferable intellectual property used primarily in the business and all of Seller's rights under various contracts and leases related to the business. In connection with the transaction, (a) Buyer received a license to use the name "Howell Hydrocarbons & Chemicals" for a five year period after closing and assumed certain obligations of Seller and the Company, and
(b) the Company agreed not to engage (directly or through affiliates) in any competing business for a five year period after the closing.

In consideration of the assets sold to Buyer, Seller and the Company received a payment of $19.8 million in cash, which included $14.8 million for the property, plant, equipment and related items, and $5.0 million in payment of working capital items. Seller is entitled to receive an additional payment equal to 55% of the amount by which Buyer's "EBITDA" (as defined in the agreement) for each twelve month period ending June 30, 1998, 1999, 2000, 2001 and 2002 exceeds the "Minimum EBITDA" (as defined in the agreement). The Minimum EBITDA amounts for those years are $5 million, $5.175 million, $5.35 million, $5.525 million and $5.7 million, respectively. Buyer is entitled to repurchase Seller's rights to these additional payments at any time after June 30, 1998 generally by paying to Seller an amount equal to the greater of (a) the product obtained by multiplying the EBITDA payment amount for the immediately preceding twelve month period by the number of twelve month periods remaining, or (b) an amount fixed by the agreement, which is initially set at $5.7 million if the repurchase occurs during the twelve month period ending on June 30, 1999, and which declines for each twelve month period thereafter to $1.2 million if the repurchase occurs during the twelve month period ending June 30, 2002.

The sale resulted in a pre-tax gain of $0.4 million and the proceeds of the sale were used by the Company to reduce its outstanding indebtedness. The sale completes the divestiture by the Company of all of its non-exploration and production businesses. In connection with the sale, the Company has given and received environmental and other indemnities. Should claims be made against the Company based on these indemnities, the company could be required to perform its obligations thereunder.

The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying financial statements. Discontinued operations also includes the allocation of interest expense (based on a ratio of net assets of discontinued operations to total consolidated net assets). Allocated amounts are as follows:

                  Three Months Ended    Nine Months Ended
                      September 30        September  30
                      1997    1996        1997     1996
                      ----    ----        ----     ----
                              (in thousands)

                       $0     $111        $112     $343
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

On July 29, 1997, the Board of Directors of Genesis Energy, L.L.C. cancelled the $3.45 million note payable by Howell Crude Oil Company ("HCO") to the General Partner. The note was distributed to HCO as a non-cash transaction and, as such, is not reflected in the Consolidated Statement of Cash Flows for the quarter ended September 30, 1997.

Note 8 - Subsequent Events

On October 1, 1997, the Company acquired Voyager Energy Corporation ("Voyager"), an oil and gas exploration and production company, for 352,638 shares of common stock of the Company in a tax-free reorganization. The shares issued by the Corporation in the merger represent in the aggregate approximately 6.5 percent of the Company's common stock outstanding after completion of the transaction. The Company assumed approximately $1.3 million in Voyager indebtedness as a result of the merger.

Note 9 - Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997. Based on the provisions of the SFAS 130, it is anticipated that the Company will not have a change in its reporting requirements.




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

RESULTS OF OPERATIONS

The Company's principal business segments are oil and gas exploration and production, crude oil marketing and transportation (until December 1996) and technical fuels and chemical processing (until June 1997). In July 1997, the
Company sold its technical fuels and chemical processing business and, consequently, the results of such business shown below have been classified as discontinued operations. In December 1996, the Company sold its crude oil marketing and transportation business, receiving in exchange cash and an equity interest in a limited partnership. Results of the crude oil marketing and transportation business are included below in "revenues" and "operating profit" prior to the sale and the earnings attributable to its equity interest in the limited partnership are included below in "other income (expense)" subsequent to the sale. Selling, general and administrative expenses incurred by each business segment are included in the determination of the operating profit (loss) for that business segment. General corporate expenses comprise the balance of selling, general and administrative expenses. Results of operations for the three months ended and nine months ended September 30, 1997 and 1996 are presented below and discussed in the following sections.



                                                          Three Months Ended        Nine Months Ended
                                                          ------------------        -----------------
                                                             September 30,             September 30,
                                                             -------------             -------------
                                                           1997        1996          1997        1996
                                                           ----        ----          ----        ----
                                                                         (In thousands)

Revenues

Oil and gas exploration and production .............   $   7,522    $   8,318    $  24,493    $  25,388
Crude oil marketing and transportation .............           0      197,232            0      520,974
Intersegment sales .................................           0       (4,328)           0      (12,628)
                                                       =========    =========    =========    =========
Revenues from continuing operations ................   $   7,522    $ 201,222    $  24,493    $ 533,734
                                                       =========    =========    =========    =========

Earnings

Oil and gas exploration and production .............   $   1,251    $   2,348    $   5,674    $   6,661
Crude oil marketing and transportation .............           0        2,589            0        8,235
                                                       ---------    ---------    ---------    ---------
Operating profit ...................................       1,251        4,937        5,674       14,896
General corporate expenses .........................        (737)        (861)      (2,196)      (2,569)
Other income (expense) .............................         344       (1,683)        (125)      (5,249)
                                                       ---------    ---------    ---------    ---------
Earnings before income taxes .......................         858        2,393        3,353        7,078
Provision for income taxes .........................         150          887        1,062        2,573
                                                       ---------    ---------    ---------    ---------
Net earnings from continuing operations.............         708        1,506        2,291        4,505
                                                       ---------    ---------    ---------    ---------
  Net earnings (loss) from Howell Hydrocarbons
   (less applicable income taxes of $70 and $129
   for the three months ended September 30, 1997
   and 1996, respectively; and $379 and $42 for
   the nine months ended September 30, 1997 and
   1996, respectively.) ............................          54          184          512          (71)

  Gain on sale of Howell Hydrocarbons (less
   applicable income taxes of $126 for the three and
   nine months ended September 30,1997) ............         245            0          245            0
                                                       ---------    ---------    ---------    ---------
Net earnings from discontinued operations ..........         299          184          757          (71)
                                                       ---------    ---------    ---------    ---------

Net earnings .......................................   $   1,007    $   1,690    $   3,048    $   4,434
                                                       =========    =========    =========    =========


--------------------------------------------------------------------------------

Continuing Operations
Oil & Gas Exploration and Production
Revenues of the oil and gas exploration and production segment for the three months and nine months ended September 30, 1997 and 1996 were as follows:

--------------------------------------------------------------------------------

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                            1997    1996       1997     1996
                                            ----    ----       ----     ----
                                                    (In thousands)

  Sales of oil, natural gas, and NGL's... $6,268  $6,992     $20,142  $20,953
  Sales of LaBarge other products........    413     348       1,258    1,182
  Gas marketing..........................    560     782       2,291    2,665
  Minerals leasing and other.............    281     196         802      588
                                          ------  ------     ------   -------
         Total revenues.................. $7,522  $8,318     $24,493  $25,388
                                          ======  ======     =======  =======

Production and sales data for the three months and nine months ended September 30, 1997 and 1996 were as follows:

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                            1997    1996       1997     1996
                                            ----    ----       ----     ----

   Production:
   Crude oil (bbls per day).............   2,791   3,108       2,880    3,167
   Natural gas (Mcf per day)............   8,894   8,254       8,723    9,043
   Natural gas liquids (bbls per day)...     247     212         229      216

   Sales prices:
   Crude oil (per bbl)..................  $17.12   $17.86     $17.79    $17.46
   Natural gas (per Mcf)................  $ 1.95   $ 2.00     $ 2.22    $ 2.02
   Natural gas liquids (per bbl)........  $12.19   $12.67     $13.80    $12.21


Revenues from the sale of crude oil and natural gas decreased for the three months ended September 30, 1997 due primarily to a 10% decrease in the crude oil average daily production and a general decrease in the crude oil and natural gas average sales price. These effects were partially offset by an 8% increase in the average daily natural gas production.

For the nine months ended September 30, 1997, revenues from the sales of crude oil and natural gas decreased $0.8 million due primarily to a 9% decrease in average daily crude oil production and a 4% decrease in average daily natural gas production. The decrease was partially offset by a 10% increase in average natural gas prices and a 13% increase in average natural gas liquid prices during the nine month period ended September 30, 1997.

The Company's average sales price of its crude oil production during the third quarter of 1996 and the nine months ending September 30, 1997 and 1996, was reduced by the effects of the put and call options the Company had in place. The strike price of the call option was exceeded during January and February 1997; and March, April, May, June, July, August, and September 1996, resulting in a reduction of revenues of $0.7 million for the third quarter 1996 and a reduction of revenues of $0.5 million and $1.5 million for the nine months ended September 30, 1997 and 1996, respectively. Without the effects of the options, the average sales price of the Company's crude oil production for the third quarter 1996 would have been $20.21 and for the nine months ended September 30, 1997 and 1996, would have been $18.44 and $19.19, respectively. See Note 2 of Notes to Consolidated Financial Statements.

Operating profit of the oil and gas exploration and production segment in the third quarter of 1997 was $1.3 million, a decrease of $1.0 million from the third quarter of 1996. The decrease can be attributed primarily to the reduced revenues discussed above. Also contributing to the decrease was an increase of workover expense of $0.6 million during the current period primarily due to non-recurring Main Pass workovers. Increased operating expenses were offset by reduced depreciation, depletion and amortization expenses.

Operating profit of the oil and gas exploration and production segment for the nine months ended September 30, 1997 was $5.7 million, a decrease of $1.0 million from 1996. The decrease can be attributed primarily to the reduction in revenues discussed above. The decrease was also a result of non-recurring workover expense. The decrease was partially offset by a decrease in depreciation, depletion and amortization expense.

General Corporate Expense
General Corporate Expense decreased 14% and 15% for the three months and nine months ended September 30, 1997 and 1996, respectively. The decrease was primarily due to a reduction in salaries and benefits as a result of a 24% decrease in the corporate staffing level.

Other Income (Expense)
Interest expense for the three months and nine months ended September 30, 1997 decreased $1.5 million and $4.3 million, respectively, when compared to the same periods in 1996. The decreases are primarily attributable to the repayment of the Term loan agreement that was collateralized primarily by the Company's pipeline assets. The loan was repaid with the proceeds from the sale and conveyance of the crude oil gathering and marketing operations and pipeline operations of Howell Corporation to Genesis Crude Oil, L.P. See Notes 5 and 6 of the Company's 1996 Annual Report on Form 10-K.

Income Taxes
The effective tax was 17% and 37% for the three months ended September 30, 1997 and 1996, respectively. The percentage depletion deduction resulted in a lower 1997 effective tax rate. The effective tax rate was 32% and 36% for the nine months ended September 30, 1997 and 1996, respectively.

Discontinued Operations
The technical fuels and chemical processing business reported earnings of $0.1 million and $0.5 million for the three months and nine months ended September 30, 1997, respectively. Upon disposition of the business, a net gain on the sale of the Hydrocarbon assets of $0.2 million was recognized during the three and nine months ended September 30, 1997. Discontinued operations also includes the allocation of interest expense (based on a ratio of net assets of discontinued operations to total consolidated net assets). Allocated amounts are as follows:

                    Three Months Ended    Nine Months Ended
                       September 30,         September 30,
                      1997      1996        1997      1996
                      ----      ----        ----      ----
                                 (in thousands)

                       $0       $111        $112      $343
                       ===      ====        ====      ====

 See Note 6 of Notes to Consolidated Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES
The Company generated cash flow from operating activities of $4.2 million, proceeds from the disposition of property and other investing activities of $20.0 million, and from the issuance of common stock of $1.8 million during the nine months ended September 30, 1997. During this period, the Company utilized this cash flow and $3.2 million of the cash on hand at December 31, 1996 to reduce long term debt of $19.5 million, invest $7.5 million in additions to property, plant and equipment, to pay $2.4 million of cash dividends to common and preferred shareholders.



The Company sold the assets of its technical fuels and chemical processing business to Specified Fuels & Chemicals, L.L.C. on July 31, 1997. The proceeds from the sale were $19.8 million in cash which were used to retire debt. The Company may also receive additional consideration each year for the next five years based upon the performance of the business. In connection with the sale, the Company has given and received environmental and other indemnities. Should claims be made against the Company based on these indemnities, the company could be required to perform its obligations thereunder.

The Company elected to reduce its Borrowing Base to $30 million as of May 1, 1997 pursuant to the credit agreement between Howell Petroleum Corporation and Bank One, Texas, N.A. This reduction will allow the Company to reduce its commitment fee cost.

On October 1, 1997, the Company acquired Voyager Energy Corporation ("Voyager"), an oil and gas exploration and production company, for 352,638 shares of common stock of the Company in a tax-free reorganization. The shares issued by the Corporation in the merger represent in the aggregate approximately 6.5 percent of the Company's common stock outstanding after completion of the transaction. The Company assumed approximately $1.3 million in Voyager indebtedness as a result of the merger.



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



                                    Howell Corporation
                                    (Registrant)



Date:  November 14, 1997            /s/  J. Richard Lisenby
                                    -----------------------
                                    J. Richard Lisenby
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)