Form 10-K
period 1997-12-31
HOWELL CORP /DE/
filed 1998-03-25
CIK 745113

============================================================================
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-K

  X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(D)  OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997
                                     OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

                             Yes   X   No
                                 ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                    |X|
                                    ---

The market value of all shares of Common Stock on March 1, 1998 was approximately $82.0 million. The aggregate market value of the shares held by nonaffiliates on that date was approximately $57.6 million. As of March 1, 1998, there were 5,464,642 common shares outstanding.

Documents Incorporated by Reference:

     Howell Corporation proxy statement to be filed in connection with the 1998 Annual Shareholders' Meeting (to the extent set forth in Part III of this Form 10-K).
============================================================================

                             HOWELL CORPORATION

                        1997 FORM 10-K ANNUAL REPORT

                             Table of Contents

                                                                      Page
                                   PART I

Item 1.    Business..................................................    1
Item 2.    Properties................................................    4
Item 3.    Legal Proceedings.........................................   11
Item 4.    Submission of Matters to a Vote of Security Holders.......   11


                                   PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters.......................................   12
Item 6.    Selected Financial Data...................................   12
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................   13
Item 8.    Financial Statements and Supplementary Data...............   18
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................   18

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant........   19
Item 11.   Executive Compensation....................................   19
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management................................................   20
Item 13.   Certain Relationships and Related Transactions............   20

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K...............................................   20


     This Form 10-K includes "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the nature of the Company's oil and gas reserves, productive wells, acreage, and drilling activities, the adequacy of the Company's financial resources, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements"), including without limitation fluctuations of the prices received for the Company's oil and natural gas, uncertainty of drilling results and reserve estimate, competition from other exploration, development and production companies, operating hazards, abandonment costs, the effects of governmental regulation and the leveraged nature of the Company, are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                                   PART I


Item 1.  Business

A. General

     Howell Corporation and its subsidiaries ("Company") are primarily engaged in the exploration, production, acquisition and development of oil and gas properties. These operations are conducted in the United States. A description of the Company's principal business segment and the market in which it operates is summarized below. For information relating to industry segments, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto.

   Oil and Gas Exploration and Production

     The Company's oil and gas exploration and production activities are conducted entirely within the United States by Howell Petroleum Corporation ("HPC") and are concentrated in Wyoming and along the Gulf Coast, both onshore and offshore. At December 31, 1997, the Company's estimated proved reserves were
42.2 million barrels of oil and plant liquids and 83.6 billion cubic feet of gas. Of such reserves, approximately 34.2 million barrels of oil and plant liquids and 25.9 billion cubic feet of gas are associated with producing properties located primarily in Wyoming, which were acquired on December 18, 1997, (but effective as of December 1, 1997) for $115.4 million from Amoco Production Company ("Acquisition"). The Acquisition created a new core area for the Company and included the Salt Creek, Elk Basin and Grass Creek fields discussed below. Following the Acquisition, the Company's major producing properties include Salt Creek, Elk Basin, North Frisco City, Main Pass 64, Grass Creek and LaBarge fields. These six major fields represent 41.7 MMBOE, or 74% of the Company's total proved reserves. In addition, the Company owns fee mineral interest in 876,367 net acres in Mississippi, Alabama and Louisiana. Substantially all of the Company's oil and natural gas production is sold on the spot market or pursuant to contracts priced according to the spot market. HPC has 43 employees; however, effective March 1, 1998, HPC will add approximately 60 additional employees as a result of the Acquisition.

     In the purchase agreement relating to the Acquisition, the Company also agreed to purchase from Amoco Production Company ("Amoco") the Beaver Creek Unit in Wyoming ("Beaver Creek Unit") for approximately $187 million. Completion of the acquisition of the Beaver Creek Unit is subject to the satisfactory resolution of litigation relating to a preferential purchase right. The Company is unable to predict at this time whether or when the purchase of the Beaver Creek Unit will occur.

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

     The Company's financial condition, profitability, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its oil and natural gas properties, are substantially dependent upon prevailing prices of, and demand for, oil and natural gas. The energy markets have historically been, and are likely to continue to be, volatile , and prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, the actions of the Organization of Petroleum Exporting Countries, domestic and foreign governmental regulations, political stability in the Middle East and other petroleum producing areas, the foreign and domestic supply of oil and natural gas, the price of foreign imports, the price and availability of alternative fuels and overall economic conditions. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and natural gas reserves that may be economically produced, carrying value of its proved reserves, borrowing capacity and access to capital.

   Technical Fuels and Chemical Processing

     On July 31, 1997, Howell Hydrocarbons & Chemicals, Inc. ("Seller"), a wholly-owned subsidiary of the Company, completed the previously announced sale and disposition of substantially all of the assets of its research and reference fuels and custom chemical manufacturing business to Specified Fuels & Chemicals, L.L.C. ("Specified").

     The assets purchased by Specified included the fee property in Channelview, Texas, on which Seller's refinery was located, all refining facilities located on the fee property and all related personal property, all inventories of finished products, work in process, raw materials and supplies related to the business, substantially all of the accounts receivable on the closing date, all transferable intellectual property used primarily in the business and all of Seller's rights under various contracts and leases related to the business. In connection with the transaction, (a) Specified received a license to use the name "Howell Hydrocarbons & Chemicals" for a five-year period after closing and assumed certain obligations of Seller and the Company, and (b) the Company agreed not to engage (directly or through affiliates) in any competing business for a five-year period after the closing.

     In consideration for the assets sold to Specified, Seller and the Company received a payment of $19.8 million in cash, which included $14.8 million for the property, plant, equipment and related items, and $5.0 million in payment of working capital items. Seller is entitled to receive an additional payment equal to 55% of the amount by which Specified's "EBITDA" for each twelve-month period ending June 30, 1998, 1999, 2000, 2001 and 2002 exceeds the "Minimum EBITDA" (as defined in the Agreement). The Minimum EBITDA amounts for those years are $5.0 million, $5.175 million, $5.35 million, $5.525 million and $5.7 million, respectively. Specified is entitled to repurchase Seller's rights to these additional payments at any time after June 30, 1998; generally by paying to Seller an amount equal to the greater of (a) the product obtained by multiplying the EBITDA payment amount for the immediately preceding twelve-month period by the number of twelve-month periods remaining, or (b) an amount fixed by the Agreement, which is initially set at $5.7 million if the repurchase occurs during the twelve-month period ending on June 30, 1999, and which declines for each twelve-month period thereafter to $1.2 million if the repurchase occurs during the twelve-month period ending June 30, 2002.

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

   Investment in Genesis

     On December 1, 1996, Genesis Crude Oil, L.P., a Delaware limited partnership ("Buyer"), Genesis Energy, L.P., a Delaware limited partnership ("MLP") and Genesis Energy, L.L.C., a Delaware limited liability company ("LLC"), (collectively referred to hereinafter as "Genesis"), entered into a Purchase & Sale and Contribution & Conveyance Agreement ("Agreement") with
Howell Corporation and certain of its subsidiaries ("Howell") and Basis Petroleum, Inc. ("Basis"), a subsidiary of Salomon Inc. ("Salomon"). Pursuant to the Agreement, Howell agreed to sell and convey certain of its assets to Buyer. These assets consisted of the crude oil gathering and marketing operations and pipeline operations of Howell (referred to hereafter as the "Business").

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

   Environmental Regulations

     The Company's operations are subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of the Company's facilities and for its oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance. The cost of environmental compliance has not had a materially adverse effect on the Company's operations or financial condition in the past. However, violations of applicable regulatory requirements, environment-related lease conditions, or required environmental permits, registrations or other authorizations can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations.

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

C. Employment Relations

     On December 31, 1997, the Company had 60 employees. The Company's employees are not represented by a union for collective bargaining purposes. The Company has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be good. The Company maintains group life, medical, dental, long-term disability and accidental death and dismemberment insurance plans for its employees. Historically, the Company provided its employees with a Company stock purchase plan, a thrift plan and a Simplified Employee Pension Plan. During 1998, the Company plans to replace these plans with a 401(K) plan. Effective March 1, 1998, the Company will add approximately 60 employees associated with the Acquisition.

Item 2.  Properties

A. Supplementary Oil and Gas Producing Information

     The oil and gas producing activities of the Company are summarized below. Substantially all of the Company's producing properties are subject to certain restrictions under the Company's credit facility. See Note 5 of Notes to Consolidated Financial Statements.

   Oil and Gas Wells

     As of December 31, 1997, the Company owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                                   Productive Wells

                                                    Gross(1)  Net
                                                    -----     ---

   Oil wells......................................  1,932     811
   Gas wells......................................    304      25
                                                    -----     ---
        Total.....................................  2,236     836
_________________

(1)  One or more completions in the same well are counted as one well.

   Reserves

     The Company's net proved reserves of crude oil, condensate and natural gas liquids (referred to herein collectively as "oil") and its net proved reserves of gas have been estimated by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission. The reserve estimates, except for the reserves purchased from Amoco, at December 31, 1997, 1996 and 1995, have been audited by independent petroleum consultants, H. J. Gruy and Associates, Inc. The December 31, 1997, reserves associated with the Wyoming properties acquired from Amoco were reviewed by independent petroleum consultants, Ryder Scott & Associates. The estimates for the prior years were reviewed by L. A. Martin & Associates, Inc. These estimates were used in the computation of depreciation, depletion and amortization included in the Company's consolidated financial statements and for other reporting purposes. Except for the Consent Statement filed on September 2, 1997 concerning the Voyager acquisition, the Company has not filed any estimates of reserves with any federal authority or agency during the past year other than reserve estimates associated with the Voyager acquisition and estimates contained in its last annual report on Form 10-K. Set forth are estimates of the Company's net proved oil and gas reserves, all located in the United States.

      Estimated Quantities of Proved Oil and Gas Reserves

                                                    Oil          Gas
                                                  (Bbls)        (Mcf)
                                                  ------        -----
    As of December 31, 1994...................  7,215,756    70,938,590
    Revisions of previous estimates...........   (555,469)  (11,578,149)
    Extensions, discoveries & other additions.  2,523,526     3,893,092
    Purchases of minerals in place............    961,025     1,025,383
    Production................................ (1,383,881)   (3,526,803)
    Sales of minerals in place................   (160,921)     (171,313)
                                               ----------   -----------
    As of December 31, 1995...................  8,600,036    60,580,800
    Revisions of previous estimates...........    459,820     1,007,250
    Extensions, discoveries & other additions.    122,081     2,424,077
    Production................................ (1,207,906)   (3,273,257)
    Sales of minerals in place................    (14,858)     (484,520)
                                               ----------   -----------
    As of December 31, 1996...................  7,959,173    60,254,350
    Revisions of previous estimates...........    623,774    (5,737,208)
    Extensions, discoveries & other additions.    420,500     4,725,000
    Purchases of minerals in place............ 34,413,669    27,702,395
    Production................................ (1,246,596)   (3,311,197)
                                               ----------   -----------
    As of December 31, 1997................... 42,170,520    83,633,340
                                               ==========   ===========

    Proved developed reserves:
    December 31, 1994.........................  6,201,176    63,677,432
                                               ==========   ===========
    December 31, 1995.........................  7,662,263    60,125,223
                                               ==========   ===========
    December 31, 1996.........................  6,995,835    58,444,115
                                               ==========   ===========
    December 31, 1997......................... 40,711,561    81,709,974
                                               ==========   ===========


     Proved oil reserves at December 31, 1997, include 2.6 million barrels of natural gas liquids ("NGL").

     The reserves as of December 31, 1997, shown in the table above, include 428,638 barrels of oil and 3,603,136 Mcf of gas attributable to the Company's producing fee mineral interests.

     In addition to the oil and gas reserves shown above, HPC, through its participation in the LaBarge Project in southwestern Wyoming, had proved carbon dioxide reserves of 57,988,934 Mcf and proved helium reserves of 2,607,821 Mcf at December 31, 1997.

   Oil and Gas Leaseholds

     The table below sets forth the Company's ownership interest in leaseholds as of December 31, 1997. The oil and gas leases in which the Company has an interest are for varying primary terms, and many require the payment of delay rentals to continue the primary term. The leases may be surrendered by the Company at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals.

                                        Developed(1)          Undeveloped
                                       --------------       ---------------
                                       Gross     Net        Gross      Net
                                       Acres    Acres       Acres     Acres
                                       -----    -----       -----     -----

Alabama.............................   6,583     2,374       4,093    1,346
Louisiana...........................   2,445       767       3,267      691
Mississippi.........................   3,611     1,095      12,138    3,951
North Dakota........................   7,440     1,710       1,040      130
Texas...............................  26,509     5,752       9,897    3,390
Wyoming.............................  37,851    16,458      27,811   11,837
All other states combined...........   4,681       470       1,934      450
Offshore............................   7,025     5,589           -        -
                                      ------    ------      ------   ------
    Total...........................  96,145    34,215      60,180   21,795
                                      ======    ======      ======   ======


     In addition to the acreage under leaseholds as shown above, the Company owns the fee mineral acreage shown in the table below:

                                         Developed(1)          Undeveloped
                                       --------------       ---------------
                                       Gross     Net        Gross      Net
                                       Acres    Acres       Acres     Acres
                                       -----    -----       -----     -----


Alabama.............................   2,909     1,454      618,576  308,909
Louisiana...........................   6,381       907        9,520    4,531
Mississippi.........................  21,917    10,961    1,115,495  549,605
                                      ------    ------    ---------  -------
    Total...........................  31,207    13,322    1,743,591  863,045
                                      ======    ======    =========  =======
_________________

 (1)Acres spaced or assignable to productive wells.



   Drilling Activity

     The following table shows the Company's net productive and dry exploratory and development wells drilled in the United States:

                          Exploratory         Development
                      ------------------  ------------------
                          Net       Net       Net       Net
                      Productive    Dry   Productive    Dry
            Year         Wells     Holes     Wells     Holes
            ----         -----     -----     -----     -----

            1997          .89       .25       .10       .60
                         ====      ====      ====      ====
            1996          .16      1.45        -         -
                         ====      ====      ====      ====
            1995         1.64      1.08      0.72      1.95
                         ====      ====      ====      ====


     The table above reflects only the drilling activity in which the Company had a working interest participation. In addition, in 1997, 1996 and 1995, 24, 22 and 14 gross productive wells, respectively, were drilled on the Company's fee mineral acreage.

   Sales Prices and Production Costs

     The following table sets forth the average prices received by the Company for its production, the average production (lifting) costs and amortization per equivalent barrel of production:

                                                           United States
                                                     ----------------------
                                                       1997    1996   1995
                                                       ----    ----   ----
Average sales prices:
   Oil and NGL (per Bbl)............................  $17.15  $17.52  $15.67
   Natural gas (per Mcf)............................  $ 2.33  $ 2.06  $ 1.47
Production (lifting) costs (per equivalent barrel of
   production)......................................  $ 5.92  $ 5.23  $ 4.47
Amortization (per equivalent barrel of production)..  $ 5.18  $ 5.37  $ 5.20

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

   Oil and Gas Producing Activities

     CAPITALIZED COSTS. The following table presents the Company's aggregate capitalized costs relating to oil and gas producing activities, all located in the United States, and the aggregate amount of related depreciation, depletion and amortization:

                                         December 31, 1997   December 31, 1996
                                         -----------------   -----------------
                                                    (In thousands)

Capitalized Costs:
  Oil and gas producing properties,
    all being amortized...............     $ 371,975             $ 280,766
  Unproven properties.................        41,017                  -
  Fee mineral interests, unproven.....        18,123                18,180
                                           ---------             ---------
    Total.............................     $ 431,115             $ 298,946
                                           =========             =========
Accumulated depreciation, depletion
    and amortization..................     $ 205,199             $ 195,883
                                           =========             =========

     COSTS INCURRED. The following table presents costs incurred by the Company, all in the United States, in oil and gas property acquisition, exploration and development activities:

                                           Year Ended December 31,
                                        ---------------------------
                                           1997     1996      1995
                                           ----     ----      ----
                                               (In thousands)
Property acquisition:
  Unproved properties................. $ 41,904    $1,665   $   790
  Proved properties...................   82,737        -      6,218
Exploration...........................    5,994     3,526     2,830
Development...........................    1,534       384     5,111
                                       --------    ------   -------
                                       $132,169    $5,575   $14,949
                                       ========    ======   =======

     In 1997,  1996 and 1995,  $57,000,  $8,000 and $12,000 of costs of unproved mineral interests, respectively, were transferred to the full-cost pool, representing the costs of mineral properties that were drilled and evaluated during the periods. These transfers of costs are not reflected in the table above.

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

                                                   Year Ended December 31,
                                                 ---------------------------
                                                    1997     1996      1995
                                                    ----     ----      ----
                                                        (In thousands)

Revenues......................................   $29,089   $28,162   $27,011
Production (lifting) costs....................    10,646     9,174     8,810
Depreciation, depletion and amortization......     9,316     9,416    10,259
                                                 -------   -------   -------
                                                   9,127     9,572     7,942
Income tax expense............................     2,523     3,318     2,396
                                                 -------   -------   -------
Results of operations (excluding
  corporate overhead and interest cost).......   $ 6,604   $ 6,254   $ 5,546
                                                 =======   =======   =======

     Included in the 1997, 1996 and 1995, amounts above are $2,005,000, $2,301,000 and $1,992,000 of revenues and $174,000, $181,000 and $146,000 of production costs, respectively, from the production of the Company's producing fee mineral interests.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES. The accompanying table presents a standardized measure of discounted future net cash flows relating to the production of the Company's estimated proved oil and gas reserves at the end of 1997 and 1996. The method of calculating the standardized measure of discounted future net cash flows is as follows:

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

                                                      December 31, December 31,
                                                         1997         1996
                                                      ------------ ------------
                                                             (In thousands)

Future cash inflows..................................... $792,393   $398,711
Future production costs.................................  490,059    178,157
Future development costs................................   16,423     10,583
Future income tax expenses..............................   42,000     55,675
                                                         --------   --------

Future net cash flows...................................  243,911    154,296
10% annual discount for estimated timing of cash flows..  104,336     50,241
                                                         --------   --------
Standardized measure of discounted future net cash flows
  relating to proved oil and gas reserves............... $139,575   $104,055
                                                         ========   ========

     The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets as evidenced by recent declines in both natural gas and crude oil prices, the reserves may be subject to material future revisions.

     CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS. The table below presents a reconciliation of the aggregate change in standardized measure of discounted future net cash flows:

                                                   Year Ended December 31,
                                                 ---------------------------
                                                    1997     1996      1995
                                                    ----     ----      ----
                                                       (In thousands)

Sales and transfers, net of production costs.... $(18,443)  $(18,988)  $(18,201)
Net changes in prices and production costs...... (113,015)    58,036     15,492
Extensions  and  discoveries, net of future
   production and development costs.............    9,950      5,382     24,475
Purchases of minerals in place..................  157,709          -      7,248
Sales of minerals in place......................        -       (494)    (1,319)
Previously estimated development costs
   incurred during the period...................     (178)         -     (1,079)
Revisions of quantity estimates.................   (1,006)     4,844    (13,690)
Accretion of discount...........................   10,406      8,215      6,844
Net change in income taxes......................    7,190    (13,930)    (1,706)
Changes in production rates (timing) and other..  (17,093)   (21,157     (4,352)
                                                 --------   --------   --------

    Net change.................................. $ 35,520   $ 21,908   $ 13,712
                                                 ========   ========   ========


     The Company's oil and gas exploration and production activities are conducted entirely within the United States by HPC and are concentrated in Wyoming and along the Gulf Coast, both onshore and offshore. At December 31, 1997, the Company's estimated proved reserves were 42.2 million barrels of oil and plant liquids and 83.6 billion cubic feet of gas. Of such reserves, approximately 34.2 million barrels of oil and plant liquids and 25.9 billion cubic feet of gas are associated with producing properties located primarily in Wyoming, which were acquired on December 18, 1997, (but effective as of December 1, 1997) for $115.4 million from Amoco. The Acquisition created a new core area for the Company and included the Salt Creek, Elk Basin and Grass Creek fields discussed below. Following the Acquisition, the Company's major producing properties include Salt Creek, Elk Basin, North Frisco City, Main Pass 64, Grass Creek and LaBarge fields. These six major fields represent 41.7 MMBOE, or 74% of the Company's total proved reserves. In addition, the Company owns fee mineral interest in 876,367 net acres in Mississippi, Alabama and Louisiana. Substantially all of the Company's oil and natural gas production is sold on the spot market or pursuant to contracts priced according to the spot market.

   Description of Significant Properties

     Salt Creek. The Company owns and operates the Salt Creek Field in the Powder River Basin in Natrona County, Wyoming. The Company's working interest varies from 65% to 100% in this multi-pay field. The field underwent primary development beginning in 1908. In the 1960's a waterflood was installed in the "Light Oil Unit" ("LOU") which is unitized from the surface to the base of the Sundance 3 formation. There are currently 666 producing wells and 598 injection wells located in the LOU on a flood pattern of approximately five acre well spacing. As of December 31, 1997, the field was producing a net of approximately 3,325 barrels per day of sweet crude oil.

     The most prolific producing formation in the LOU is the Wall Creek 2 at a depth of 1,500 feet. It has produced approximately 385 million barrels of oil from an original estimated 950 million barrels of oil in place. In addition, the field has produced another 268 million barrels of oil from multiple horizons varying in depth down to 4,000 feet. The Company believes that the potential application of horizontal drilling to target unswept intervals within several of the reservoirs may have significant production and reserve potential. Horizontal drilling is one of the advanced technologies the Company plans to implement. Evidence of successful horizontal wells in several of these formations exists in immediately offsetting fields.

     In addition, the potential for enhanced oil recovery through CO2 flooding is under consideration for the Wall Creek 2 formation. The Company owns an interest in LaBarge, which currently transports CO2 to an enhanced oil recovery project located approximately 90 miles from the Salt Creek Field.

     Elk Basin. The Company owns and operates the Elk Basin field, located in the Bighorn Basin in Park County, Wyoming and Carbon County, Montana. The productive horizons range in depth from 1,700 feet to 6,000 feet, with the majority of the production coming from the Embar-Tensleep and the Madison formations. As of December 31, 1997, the field was producing a net of 1,538 barrels per day of oil from 215 producing wells.

     The   Embar-Tensleep   reservoir  was  an  inert  gas  injection   pressure
maintenance project until injection into the gas cap was discontinued in the 1970's. The Company is investigating the potential to re-establish the inert gas injection to increase reservoir pressure, which could have a significant impact on production rates. In addition, the Company plans to supplement this gas cap injection with horizontal producing wells located in the oil rim on the edge of the structure, which could improve the sweep efficiency and ultimate recovery. The shallow Frontier formation, at a depth of 1,700 feet, holds a significant number of potential low cost drilling opportunities to extend the production in this field down structure to the lowest known oil-water contact. Since 1986, 32 Frontier wells have been successfully drilled or recompleted within the Frontier Unit. These wells cost approximately $75,000 each, typically produce at rates of 20 barrels per day of oil and have cumulative recoveries up to 60 thousand barrels each. The Company has identified numerous potential drilling locations within the unit and outside the unit on Company leasehold.

     Main Pass Block 64. Main Pass is located in federal waters offshore Louisiana about 70 miles southeast of New Orleans. The Company, as operator, discovered oil and gas upon drilling a test well in 1982. In 1989, the Company unitized portions of Main Pass blocks 64 and 65, covering the main pay sand (the "7,300' Sand Unit") and implemented a waterflood project to repressure the 7,300' Sand Unit. Through exploitation, additional acquisitions and field unitization, the Company currently has a working interest which averages approximately 80% in 24 gross wells, including five injection wells. Gross cumulative production from the 7,300' Sand Unit over almost 15 years has totaled
11.1 million barrels of oil and 26.4 billion cubic feet of natural gas. As of December 31, 1997, daily net production was approximately 758 barrels of oil.

     North Frisco City. The North Frisco City field, located in Monroe County, Alabama, was discovered in March 1991. Production is predominantly from the Frisco City sand member of the Haynesville formation at a depth of about 12,000 feet. Based on seismic data, ten successful development wells were completed from 1992 though 1994. In 1994, the field was unitized. The Company currently has a 24.1% working interest in nine gross producing wells in the unit. As of December 31, 1997, daily net production from this field was 1,102 barrels of oil, 202 barrels of natural gas liquids and 1,161 thousand cubic feet of natural gas. The Company also owns a royalty interest in this field.

     Grass Creek. The Grass Creek Unit, located in the Bighorn Basin in Hot Springs County, Wyoming, is operated by Marathon Oil Company. Oil was discovered in the Frontier formation in 1914. The Company's working interest within the Grass Creek field differs by horizon, varying from 13% in the Curtis to 37.65% in the Darwin. The Company owns a 31% working interest in the primary horizons, the Phosphoria and Tensleep, which are mature waterfloods. Current net production is approximately 938 barrels of oil per day. In February 1996, a 3-D seismic survey was acquired over the field. Based upon that data, the Company has identified numerous potential drilling opportunities. Grass Creek field is also a candidate for enhanced oil recovery using CO2.

     LaBarge Project. The LaBarge Project, operated by Exxon Company USA, is located in southwestern Wyoming. The Company owns a 4.8% working interest in the Fogarty Creek Unit. The Company has an interest in 12 gross wells producing from depths between 14,500 feet to 17,000 feet in the Fogarty Creek Unit. The Company has significant production and reserves of carbon dioxide and helium and small amounts of production and reserves of sulfur from its interest in the LaBarge Project, which are not included in its production and proved reserves of oil and natural gas discussed elsewhere in Item 2. The table on the next page presents information on the Company's net production of natural gas, carbon dioxide and helium attributable to the Company's interest in the LaBarge Project. The natural gas data from the LaBarge Project is also included in the other tables set forth elsewhere in Item 2.

                             LaBarge Production

                                                   Year Ended December 31,
                                             ---------------------------------
                                                   1997       1996     1995
                                                   ----       ----     ----
                                             (in thousands, except unit prices)

Production data (net):
   Natural gas (Mcf)............................   1,291      1,222    1,261
   Carbon dioxide (Mcf)(1)......................     901        603      659
   Helium (Mcf).................................      38         27       31
Average sales price per unit:
   Natural gas (Mcf)............................  $ 2.11     $ 1.71   $ 1.41
   Carbon dioxide (Mcf).........................  $  .28     $ 0.30   $ 0.39
   Helium (Mcf).................................  $34.80     $43.68   $49.44
Financial data:
   Revenues.....................................  $4,472     $3,558   $3,819
   Processing costs.............................   3,556      2,825    3,024
                                                  ------     ------   ------
   Net cash flows...............................  $  916     $  733   $  795
                                                  ======     ======   ======

_________________

(1) Because of a lack of market, approximately 78%, 81% and 80% of the volume produced in 1997, 1996 and 1995, respectively, was vented and not sold. Amounts included in the table reflect only volumes sold.

B. Other Properties

     In addition to the oil and gas properties described above, the Company and its subsidiaries lease approximately 52,900 square feet for use as corporate and administrative offices in Houston, Texas.

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
    Symbol:  HWL

                                                                       Cash
                                                         Price       Dividends
                                                    ---------------  ---------
           For quarter ended                         High     Low        $
           -----------------                         ----     ---       ---

           March 31, 1996.........................  14 5/8   13 1/2     0.04
           June 30, 1996..........................  15 1/8   13 3/8     0.04
           September 30, 1996.....................  15 3/8   12 1/2     0.04
           December 31, 1996......................  16       13 1/2     0.04
           March 31, 1997.........................  15 7/8   13 5/8     0.04
           June 30, 1997..........................  20       12 3/8     0.04
           September 30, 1997.....................  20 1/2   17 3/8     0.04
           December 31, 1997......................  20 1/4   16 7/8     0.04

   Approximate number of equity shareholders as of December 31, 1997: 1,800.

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

                                                          Year Ended December 31, (1)
                                            ----------------------------------------------------
                                             1997(2)    1996(2)    1995(2)     1994       1993
                                             ----       ----       ----        ----       ----
                                                   (In thousands, except per share amounts)

Revenues from continuing operations.. ...   $ 34,663   $684,516   $645,020   $422,206   $388,794
                                            --------   --------   --------   --------   --------
Net earnings from continuing operations..   $  3,308   $ 13,779   $  4,093   $  2,768   $  2,702
                                            --------   --------   --------   --------   --------
Basic earnings per common share
  from continuing operations ............   $    .17   $   2.30   $    .35   $    .07   $    .22
                                            --------   --------   --------   --------   --------
Property, plant and equipment, net ......   $226,228   $103,495   $180,467   $108,799   $108,460
                                            --------   --------   --------   --------   --------
Total assets ............................   $266,711   $157,197   $269,030   $180,536   $162,400
                                            --------   --------   --------   --------   --------
Long-term debt ..........................   $117,000   $ 20,581   $ 96,205   $ 33,098   $ 35,879
                                            --------   --------   --------   --------   --------
Shareholders' equity ....................   $ 97,639   $ 90,048   $ 79,020   $ 75,919   $ 76,225
                                            --------   --------   --------   --------   --------
Cash dividends per common share .........   $    .16   $    .16   $    .16   $    .16   $    .16
                                            --------   --------   --------   --------   --------

_________________



(1) See Note 2 of Notes to Consolidated Financial Statements regarding the 1997 sale of the technical fuels and chemical processing operations.


(2) See Note 2 and 4 of Notes to Consolidated Financial Statements regarding the 1996 purchase and sale, contribution and conveyance of crude oil gathering and marketing, pipeline, and transportation operations, and the 1995 purchase of three pipeline systems.

Summarized below are the Company's quarterly financial data for 1997 and 1996 continuing operations.

                                                        1997 Quarters (1)
                                            -----------------------------------------
                                               First    Second      Third     Fourth
                                               -----    ------      -----     ------
                                             (In thousands, except per share amounts)

Revenues from continuing operations .....   $  9,067   $  7,904   $  7,522   $ 10,170
                                            --------   --------   --------   --------
Earnings from continuing operations
   before income taxes...................   $  1,439   $  1,056   $    858   $  1,427
                                            --------   --------   --------   --------
Net earnings from continuing operations..   $    944   $    639   $    708   $  1,017
                                            --------   --------   --------   --------
Net earnings from continuing operations
   per common share - basic..............   $    .07   $    .01   $    .02   $    .08
                                            --------   --------   --------   --------
Net earnings from continuing operations
   per common share - diluted............   $    .07   $    .01   $    .02   $    .07
                                            --------   --------   --------   --------


                                                      1996 Quarters (1) (2)
                                            -----------------------------------------
                                              First     Second     Third      Fourth
                                              -----     ------     -----      ------
                                             (In thousands, except per share amounts)

Revenues from continuing operations .....   $158,464   $174,048   $201,222   $150,782
                                            --------   --------   --------   --------
Earnings from continuing operations
   before income taxes ..................   $  1,848   $  2,837   $  2,393   $ 14,696
                                            --------   --------   --------   --------
Net earnings from continuing operations..   $  1,203   $  1,796   $  1,506   $  9,274
                                            --------   --------   --------   --------
Net earnings from continuing operations
   per common share - basic .............   $    .12   $    .24   $    .18   $   1.76
                                            --------   --------   --------   --------
Net earnings from continuing operations
   per common share - diluted ...........   $    .12   $    .24   $    .18   $   1.30
                                            --------   --------   --------   --------

_________________

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the 1997 sale of the technical fuels and chemical fuels processing operations.

(2) See Note 2 and 4 of Notes to Consolidated Financial Statements regarding the 1996 purchase and sale, contribution and conveyance of crude oil gathering and marketing, pipeline, and transportation operations.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of the Company's financial condition, results of operations, capital resources and liquidity. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

RESULTS OF CONTINUING OPERATIONS

     The Company's principal business segment is oil and gas production. Crude oil marketing and transportation was also a principal segment until its sale on December 3, 1996. Results of continuing operations by segment for the three years ended December 31, 1997, are discussed below. The table below for each segment's revenues does not reflect the elimination of intercompany revenues. See Note 2 and 7 of Notes to Consolidated Financial Statements.

Oil and Gas Production

                                                    Year Ended December 31,
                                                 ---------------------------
                                                   1997      1996     1995

Revenues (in thousands):
Sales of oil and natural gas...................  $29,089   $28,162   $27,011
Sales of LaBarge other products................    1,747     1,493     1,990
Gas marketing..................................    2,868     3,553     2,196
Minerals leasing and other.....................      959       660       304
                                                 -------   -------   -------
     Total revenues............................  $34,663   $33,868   $31,501
                                                 =======   =======   =======

Operating profit (in thousands)................  $ 8,396   $ 8,682   $ 6,977
                                                 =======   =======   =======

Operating information:
Average net daily production:
    Oil and NGL (Bbls).........................    3,415     3,300     3,791
    Natural gas (Mcf)..........................    9,072     8,943     9,662

Average sales prices:
    Oil and NGL (per Bbl)......................  $ 17.15    $17.52    $15.67
    Natural gas (per Mcf)......................  $  2.33    $ 2.06    $ 1.47

   Revenues

     Revenues for 1997 increased primarily due to an increase in the natural gas price of 13% to $2.33 per thousand cubic feet . Minerals leasing activity has been steadily increasing over the last three years. These revenue increases were partially offset by a decrease in gas marketing revenue due to reduced activity.

     Oil and natural gas revenues increased in 1996 primarily due to improved product prices, partially offset by reduced product volumes. Gas marketing revenue increased due to increased prices.

     Revenues from the sales of the La Barge other products are attributable to sales of carbon dioxide, helium and sulfur. Increased production levels of helium and carbon dioxide in 1997 relative to 1996 and 1995 were partially offset by reduced product sales prices. Sulfur sales revenues have been insignificant.

   Operating Profit

     In 1997, the operating profit of this segment decreased $0.3 million when compared to 1996. The decrease was primarily due to increased workover expenses and LaBarge expenses. Workover costs increased from $1.1 million in 1996 to $1.6 million in 1997 primarily due to platform refurbishment on Main Pass 64.

     The operating profit of this segment increased $1.7 million when comparing 1996 to 1995. The higher oil and gas sales prices were the largest factors in this increase in operating profit. The increase in gas marketing revenues was offset by an increase in gas marketing costs. Partially offsetting these improvements was an increase in production cost due primarily to workover expense on an offshore gas supply well. Also reducing operating profit was an increase in depreciation, depletion and amortization per equivalent barrel of production from $5.20 in 1995 to $5.37 in 1996. An increase in general and administrative costs from $1.6 million in 1995 to $1.9 million in 1996 also partially offset the improvements.

     Howell's average realized oil price for the fourth quarter 1997 was $16.66 per barrel. The crude oil price decline that began in the latter part of the fourth quarter has continued into early 1998.

     Management anticipates that lower oil and gas prices may continue for the near term. During such period, the Company's cash flow and funds available for reinvestment are reduced. Accordingly, Howell is currently focusing its 1998 capital investments on obligatory projects and pilot programs designed to build an inventory of projects for long-term shareholder value. In the interim, should lower product prices be sustained, Howell will record a significant non-cash ceiling test writedown at the end of the first quarter 1998 to the value of its proved oil and gas properties.

Crude Oil Marketing & Transportation

                                                    Year Ended December 31,
                                                 ---------------------------
                                                  1997      1996      1995
                                                  ----      ----      ----
                                                       (In thousands)

Revenues.................................. ...   $ -     $666,086   $629,918
                                                 =====   ========   ========
Operating profit...............................  $ -     $  9,610   $  9,235
                                                 =====   ========   ========

     There were no revenues or operating profits during 1997 in the crude oil marketing and transportation segment as a result of the December 3, 1996, Purchase & Sale and Contribution & Conveyance of Howell Crude Oil's and Howell Transportation's assets and liabilities associated with crude oil gathering. However, the Company did retain direct and indirect interest in Genesis. As a result of the Company's interest, the Company recognized net earnings in Genesis of $0.9 million during 1997. See Note 4 of Notes to Consolidated Financial Statements.

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

     Effective   December  3,  1996,  the  Company's  sale  of  the  assets  and liabilities associated with crude oil gathering resulted in a pre-tax gain of $13.8 million recognized in other income/expense.

Interest Expense

     Interest expense in 1997 decreased $5.3 million below the 1996 level. The primary reason for this decrease was repayment of the term loan and revolving credit facilities out of funds received from: (i) the December 3, 1996, sale of the assets and liabilities associated with crude oil gathering to Genesis; (ii) the December 31, 1996 sale of 100% of the outstanding common stock of Howell Transportation Services, Inc. to Lodestar Logistics, Inc.; and (iii) the July 31, 1997, sale of substantially all of the assets of the Company's research and reference fuels and custom chemical manufacturing business to Specified. Short-term and long-term debt ("Debt") averaged $23.9 million for the first half of 1997. The proceeds of the sale to Specified were used to reduce Debt to an average of $11.8 million for the last half of the year before the Acquisition and an average of $21.0 million for the last half of the year including the Acquisition. The average Debt during 1996 was $90.5 million. The purchase of the Wyoming properties from Amoco on December 17, 1997, increased Debt to $137.0 million at year-end. See Notes 2, 4 and 5 of Notes to Consolidated Financial Statements.

     Interest expense in 1996 rose $0.4 million over the 1995 level. The primary reason for this increase was attributable to the funds borrowed by the Company in March 1995 to finance the acquisitions of three crude oil pipelines from Exxon and certain oil and gas properties from Norcen. Debt decreased from $104.3 million at December 31, 1995, to $26.4 million at December 31, 1996, due primarily to the repayment of the term loan and pay down of the revolving credit facility with proceeds received from the conveyance of the Company's crude operations to Genesis. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

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

Provision for Income Taxes

     In 1997, the Company's effective tax rate of 31% reflects the statutory federal rate and state income taxes less the effect of statutory depletion deductions in excess of cost basis. Higher pretax income in 1996, reducing the effect of these statutory depletion deductions and a higher state tax provision in 1996 and 1995, increased the effective tax rate in those years to 37% and 36%, respectively.

RESULTS FROM DISCONTINUED OPERATIONS

Technical Fuels and Chemical Processing

     On July 31, 1997, Seller completed the previously announced sale and disposition of substantially all of the assets of its research and reference fuels and custom chemical manufacturing business to Specified.

     The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued operations also includes the allocation of interest expense (based on a ratio of net assets of discontinued operations to total consolidated net assets). Allocated amounts are as follows:


                          Year Ended December  31,
                           1997     1996    1995
                           ----     ----    ----
                               (in thousands)

                           $112     $504    $476
                           ====     ====    ====

LIQUIDITY AND CAPITAL RESOURCES

     On  December  17,  1997,  the  Company  replaced  its  existing   revolving
credit/term loan agreement with a new "Credit Facility". The Credit Facility comprises two tranches. Tranche A is a five-year revolving credit facility with a maximum credit amount, subject to semi-annual borrowing base redeterminations based on the Company's oil and natural gas properties, of $130 million. The Company is required to pay commitment fees on the unused portion of Tranche A at a rate of .25% per annum, if 50% or less of the borrowing base is unused, or
 .30% if more than 50% of the borrowing base is unused. Available credit under Tranche A may also be used for letters of credit on the Company's behalf. Tranche B is a one-year term loan facility providing for one $20 million advance to finance the Acquisition.

     Outstanding amounts under the Credit Facility bear interest, at the Company's option, at either: (i) the higher of the federal funds rate plus .5% or the bank's prime rate, plus, in either case, the applicable margin (the "Applicable Margin") provided for in the Credit Facility; or (ii) LIBOR plus the Applicable Margin.

     The Credit Facility is unsecured. The Credit Facility contains certain other customary affirmative and negative covenants, including limitations on the ability of the Company to incur additional debt, sell assets, merge or consolidate with other persons or pay dividends on its capital in excess of historical levels and a prohibition on change of control or management, as well as a covenant to raise at least $50 million in equity or subordinated debt by December 15, 1998. In addition, the Credit Facility requires the Company to maintain a ratio of current assets plus Tranche A borrowing capacity to current liabilities, excluding current maturities of long-term debt, of at least 1.0 to
1.0 and an interest coverage ratio of not less than 2.0 to 1.0 until the end of 1998 and 2.5 to 1.0 thereafter.

     The Credit Facility also provides the Company with additional borrowing capacity solely for the purpose of financing the acquisition of the Beaver Creek Unit if such acquisition is consummated on or before December 16, 1998. The additional capacity comprises $85 million under Tranche A of the Credit Facility and $85 million under Tranche B (subject to certain reductions based upon previously raised subordinated capital). Funding of the additional borrowing capacity is subject to the satisfaction of certain customary conditions, including that no Material Adverse Effect (as defined in the Credit Facility) shall have occurred. The Credit Facility also contains certain additional provisions that will apply only if the acquisition of the Beaver Creek Unit occurs. These provisions include a change in the covenant to raise capital described above so that the Company must raise in total at least $175 million in equity and/or subordinated debt, including at least $75 million of equity, by December 15, 1998. In addition, if within six months after the consummation of the acquisition of the Beaver Creek Unit this minimum capital is not raised, Tranche B has not been repaid or the Company is in Default (as defined in the Credit Facility) the Credit Facility will become secured by a portion of the Company's oil and natural gas properties.

     On December 18, 1997, the Company drew approximately $117.5 million under Tranche A of the Credit Facility and $20.0 million under Tranche B to pay the purchase price in the Acquisition (including fees) and refinance approximately $21.1 million in previously existing bank debt of which $12.4 million represents the deposit held by Amoco for the purchase of the Beaver Creek Unit. As of December 31, 1997, the outstanding amounts under Tranche A bore interest at 8.5% per annum on $2.0 million, 7.28% on $90.0 million and 7.34% on $25.0 million; and the outstanding amount under Tranche B bore interest at 7.28% per annum.

     In 1993, the Company issued 690,000 shares of $3.50 convertible preferred stock. The net proceeds from the sale were $32.9 million. Dividends on the convertible preferred stock are to be paid quarterly. Such dividends accrue and are cumulative. The Company has paid all dividends on time.

     At December 31, 1997, the Company had negative working capital of $16.2 million, including the $20.0 million Tranche B, one year loan facility referred to above. In 1997, cash provided from operating activities was $2.2 million.

     The Company currently anticipates spending approximately $.6 million during fiscal years 1998 and 1999 at various of its facilities for capital and operating costs associated with ongoing environmental compliance and may continue to have expenditures in connection with environmental matters beyond fiscal year 1999. See Note 9 of Notes to Consolidated Financial Statements.

     The Company believes that its cash flow from operations and amounts available under the Credit Facility will be sufficient to satisfy its current liquidity requirements. At December 31, 1997, the Company had $13 million available to it under the Credit Facility. The decline in the value of the Company's proved reserves experienced since December 31, 1997, if sustained, could result in the bank reducing the borrowing base, thereby causing mandatory payments under the Credit Facility. While the Company does not expect this to happen in 1998, such payments would adversely affect the Company's ability to carry out its capital expenditure program and could cause the Company to accelerate its plans to recapitalize its debt through the public or private placement of securities.

     In order to guarantee the Company a specific minimum sales price for its crude oil, the Company purchased a put option and sold a call option covering approximately 3,300 barrels per day of crude oil production for an 18-month period beginning March 1, 1995. The option strike prices were based on the average price of crude oil on the organized exchange with monthly settlement. The strike prices were $17 per barrel for the put option and $20 per barrel for the call option. During 1995, the monthly average sales price of crude oil on the organized exchange was between $17 and $20 per barrel; therefore, no options were exercised during the period.

     During 1996, the monthly average sales price of crude oil on the organized exchange was between $17 and $20 per barrel for January and February; therefore, no options were exercised during the two months. The monthly average sales price for the remainder of the March 1, 1995 call option period, March 1996 through August 1996, was above the $20 ceiling. This resulted in collar payments of $0.9 million, excluding the premium amortization and were recorded as a reduction of revenue.

     Upon the expiration of the 18-month option period, the Company purchased a $16.50 per barrel put option and sold a $21.10 per barrel call option covering 100,000 barrels of oil per month for a six-month period ending February 28, 1997. For September through December 1996, the monthly average sales price exceeded the ceiling price. This resulted in collar payments for the four-month period of $1.3 million and were recorded as a reduction of revenue.

     In 1997, the monthly average price of crude oil on the organized exchange exceeded the strike price for the call option during January and February, the final two months of the options. The payments required in 1997 under the call option totaled $0.5 million and were recorded as a reduction of revenue.

     Subsequent to February 1997, the Company has not engaged in hedging activities for its oil and gas production, but will consider doing so in the future.

Beaver Creek Acquisition

     The Company's previously announced approximately $187 million acquisition of the Beaver Creek Unit (the "Beaver Creek Acquisition") from Amoco was not closed due to litigation initiated by Snyder Oil Corporation over an alleged preferential right to purchase such property. As described above, the Company has arranged financing for the Beaver Creek Acquisition, provided such acquisition is consummated on or before December 16, 1998. Funding of the additional borrowing capacity is subject to the satisfaction of certain customary conditions, including that no Material Adverse Effect (as defined in the Credit Facility) shall have occurred. There can be no assurance that the litigation can be resolved by such date. Further, if oil and gas prices were to remain at currently depressed levels, financing may be difficult to obtain.

Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information," ("SFAS 131"). SFAS 130 and 131 are effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two Statements will have no effect on the Company's 1997 financial statements, but management is continuing to evaluate what, if any, additional disclosures may be required when these two statements are adopted in 1998.

Year 2000 Date Conversion

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary internal and external resources to resolve all significant year 2000 issues in a timely manner.

Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this report (see page 22).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                  Part III


Item 10.  Directors and Executive Officers of the Registrant

     Regarding Directors, the information appearing under the caption "Election of Directors" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 1998 Annual Shareholders' Meeting, is incorporated herein by reference. Regarding executive officers, information is set forth below.

   The executive officers are elected annually.

          Name                      Age              Position
          ----                      ---              --------

Donald W. Clayton ...............   61   Chairman and Chief Executive Officer
Richard K. Hebert ...............   46   President and Chief Operating Officer
J. Richard Lisenby ..............   54   Vice President and Chief Financial Officer
Robert T. Moffett ...............   46   Vice President, General Counsel and Secretary
John E. Brewster, Jr.............   47   Vice President, Corporate Development and Planning

     Mr. Paul N. Howell, who founded Howell Corporation in 1955 and served as its Chief Executive Officer and President, announced his retirement from those positions effective May 14, 1997. Mr. Howell remains a member of the Board of Directors. In conjunction with Mr. Howell's retirement, Ronald E. Hall, Chairman of the Company's Board of Directors, resigned the Chairmanship, but also remains a member of the Board of Directors.

     Mr. Donald W. Clayton was elected Chairman and Chief Executive Officer in May 1997. From 1993 to 1997, he was co-owner and President of Voyager Energy Corp. Formerly served as President and Director of Burlington Resources, Inc.; and President and Chief Executive Officer of Meridian Oil, Inc. Prior to that, he was a senior executive with Superior Oil Company.

     Mr. Richard K. Hebert was elected President and Chief Operating Officer in May 1997. From 1993 to 1997, he was co-owner of Voyager Energy Corp. Formerly served as Executive Vice President and Chief Operating Officer of Meridian Oil, Inc., now Burlington Resources, Inc. Prior to that, served in various engineering and management positions with Mobil Oil Corporation, Superior Oil Company and Amoco Production Company.

     Mr. J. Richard Lisenby was elected Vice President and Chief Financial Officer of the Company in December 1996. Prior to that, Mr. Lisenby served as Treasurer of Columbia Gas Development, a subsidiary of Columbia Gas System.

     Mr. Robert T. Moffett was elected Secretary in October 1996 and Vice President and General Counsel of the Company in January 1994. He had served as General Counsel of the Company since September 1992. Prior to that time, Mr. Moffett was a general partner in the firm of Moffett & Brewster.

     Mr. John E. Brewster, Jr. was elected Vice President, Corporate Development & Planning in May 1996. Prior to that time he was a consultant for Voyager Energy Corp. He has held senior management positions with Santa Fe Minerals, Inc., Odyssey Energy, Inc., and Trafalgar House Oil & Gas Inc.; and was a general partner in the firm of Moffett & Brewster.

     Regarding delinquent filers pursuant to Item 405 of Regulation S-K, the information appearing under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 1998 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 11.  Executive Compensation

     The information appearing under the captions "Compensation of Executive Officers" and "Certain Transactions" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 1998 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the caption "Security Ownership of Management and Certain Beneficial Owners" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 1998 Annual Shareholders' Meeting, is incorporated herein by reference.

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



                                  Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1)and (2). The response to this portion of Item 14 is submitted as a separate section of this report (see page 22).

   (a)(3)and (c). The response to this portion of Item 14 is submitted as a separate section of this report (see page 44).

   (b).  Reports on Form 8-K.

         A report on Form 8-K/A was filed March 3, 1998, to disclose the Pro Forma financial statements required by the January 2, 1998, Form 8-K regarding the purchase of certain Wyoming oil and gas properties from Amoco.

         A report on Form 8-K was filed January 2, 1998, to disclose the purchase of certain Wyoming oil and gas properties from Amoco.

         A report on Form 8-K was filed July 31, 1997, to disclose the sale of Howell Hydrocarbons & Chemicals, Inc. to Specified Fuels & Chemicals, L.L.C.

         A report on Form 8-K was filed May 14, 1997, to report (i) the retirement of Paul N. Howell; (ii) the election of Donald W. Clayton, Chairman & Chief Executive Officer, and Richard K. Hebert, President & Chief Operating Officer; (iii) the adoption of the 1997 Nonqualified Stock Option Plan; and (iv) the letter of intent to acquire Voyager Energy Corp., a company founded by Donald W. Clayton and Richard K. Hebert.

                                 Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOWELL CORPORATION
                                    (Registrant)


                                    By  /s/   J. Richard Lisenby
                                        ________________________________

                                              J. Richard Lisenby
                                              Vice President and
                                            Chief Financial Officer
                                  Principal Financial and Accounting Officer

                                  Date:  February 27, 19987

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                       Title                Date
              ---------                       -----                ----

                                        Principal Executive
   /s/    Donald W. Clayton             Officer and Director   February 27, 1998
____________________________________
          Donald W. Clayton
              Chairman
                 and
       Chief Executive Officer
                                        Principal Executive
   /s/    Richard K. Hebert             Officer and Director   February 27, 1998
____________________________________
          Richard K. Hebert
              President
                 and
       Chief Operating Officer

   /s/     Paul N. Howell                     Director         February 27, 1998
____________________________________
           Paul N. Howell

   /s/     Jack T. Trotter                    Director         February 27, 1998
____________________________________
           Jack T. Trotter

   /s/ Walter M. Mischer, Sr.                 Director         February 27, 1998
____________________________________
       Walter M. Mischer, Sr.

                       HOWELL CORPORATION AND SUBSIDIARIES


                                    FORM 10-K

                            ITEMS 8, 14(a) (1) and (2)

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

                                                                   Page

      Independent Auditors' Report.....................................    23
      Consolidated Financial Statements:
         Consolidated Balance Sheets...................................    24
         Consolidated Statements of Earnings...........................    25
         Consolidated Statements of Changes in Shareholders' Equity....    26
         Consolidated Statements of Cash Flows.........................    27
         Notes to Consolidated Financial Statements....................    28




     The financial statement schedules are omitted because they are not applicable, are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

                           INDEPENDENT AUDITORS' REPORT


To Howell Corporation:

     We have audited the accompanying consolidated balance sheets of Howell Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Howell Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Houston, Texas
February 27, 1998


                       HOWELL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                       December 31,
                                                                                 ----------------------
                                                                                      1997       1996
                                                                                      ----       ----
                                                                            (In thousands, except share data)

Assets
Current assets:
   Cash and cash equivalents .................................................   $      56    $   3,253
   Trade accounts receivable, less allowance for doubtful accounts of
        $144 in 1997 and $262 in 1996 ........................................       5,520        5,472
   Accounts receivable from investees ........................................       2,300         --
   Other current assets ......................................................       1,489        1,223
                                                                                 ---------    ---------
      Total current assets ...................................................       9,365        9,948
                                                                                 ---------    ---------
Property, plant and equipment:
   Oil and gas properties, utilizing the full-cost method of accounting.......     371,975      280,766
   Unproven properties .......................................................      41,017         --
   Fee mineral interests, unproven ...........................................      18,123       18,180
   Other .....................................................................       2,670        2,601
   Less accumulated depreciation, depletion and amortization .................    (207,557)    (198,052)
                                                                                 ---------    ---------
      Net property, plant and equipment ......................................     226,228      103,495
                                                                                 ---------    ---------
Investments in investees .....................................................      16,432       21,802
Property to be disposed of ...................................................        --         19,772
Other assets .................................................................      14,686        2,180
                                                                                 ---------    ---------
      Total assets ...........................................................   $ 266,711    $ 157,197
                                                                                 =========    =========

Liabilities and Shareholders' Equity

Current liabilities:
   Current maturities of long-term debt ......................................   $  20,000    $   5,868
   Accounts payable ..........................................................       2,165        3,928
   Accrued liabilities .......................................................       4,819        8,872
   Income tax payable ........................................................      (1,411)       2,340
                                                                                 ---------    ---------
      Total current liabilities ..............................................      25,573       21,008
                                                                                 ---------    ---------
Deferred income taxes ........................................................      25,071       23,850
                                                                                 ---------    ---------
Other liabilities ............................................................       1,428        1,710
                                                                                 ---------    ---------
Long-term debt ...............................................................     117,000       20,581
                                                                                 ---------    ---------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, $1 par value; 690,000 shares issued and
       outstanding; liquidation value of $34,500,000 .........................         690          690
   Common stock, $1 par value; 5,464,642 shares
       issued and outstanding in 1997; 4,947,196 shares
        issued and outstanding in 1996 .......................................       5,465        4,947
   Additional paid-in capital ................................................      40,760       34,532
   Retained earnings .........................................................      50,724       49,879
                                                                                 ---------    ---------
      Total shareholders' equity .............................................      97,639       90,048
                                                                                 ---------    ---------
      Total liabilities and shareholders' equity .............................   $ 266,711    $ 157,197
                                                                                 =========    =========

See accompanying Notes to Consolidated Financial Statements.


                       HOWELL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Earnings

                                                                            Year Ended December 31,
                                                                    -----------------------------------
                                                                        1997        1996         1995
                                                                        ----        ----         ----
                                                                  (In thousands, except per share amounts)

Revenues:
   Oil & Gas ....................................................   $  34,663    $  33,868    $  31,501
   Other ........................................................        --        650,648      613,519
                                                                    ---------    ---------    ---------
                                                                       34,663      684,516      645,020
                                                                    ---------    ---------    ---------

Costs and Expenses:
   Operating expenses - Oil & Gas ...............................      14,825       13,773       12,457
   Depreciation, depletion, and amortization ....................       9,460        9,694       10,569
   General and administrative expenses ..........................       5,093        5,313        5,076
   Other ........................................................        --        641,037      604,283
                                                                    ---------    ---------    ---------
                                                                       29,378      669,817      632,385
                                                                    ---------    ---------    ---------
Other income (expense):
   Interest expense .............................................      (1,671)      (6,988)      (6,633)
   Interest income ..............................................         145          110          229
   Net earnings of investees ....................................         906          181         --
   Gain on conveyance of assets .................................        --         13,841         --
   Other-net ....................................................         115          (69)         154
                                                                    ---------    ---------    ---------
                                                                         (505)       7,075       (6,250)
                                                                    ---------    ---------    ---------
Earnings before income taxes ....................................       4,780       21,774        6,385
Provision for income taxes ......................................       1,472        7,995        2,292
                                                                    ---------    ---------    ---------
Net earnings from continuing operations .........................       3,308       13,779        4,093
                                                                    ---------    ---------    ---------

Discontinued operations:
   Net earnings from Howell Hydrocarbons
      (less applicable income taxes of $388, $267 and $769 ......         528          298        1,233
      for 1997, 1996 and 1995, respectively) ....................
   Gain on sale of Howell Hydrocarbons (less applicable income...         245         --           --
      taxes of $126 for 1997)
                                                                    ---------    ---------    ---------
Net earnings from discontinued operations .......................         773          298        1,233
                                                                    =========    =========    =========
Net earnings ....................................................   $   4,081    $  14,077    $   5,326
                                                                    =========    =========    =========

Basic earnings per common share:
   Continuing operations ........................................   $    0.17    $    2.30    $    0.35
   Discontinued operations ......................................        0.10         0.06         0.25
   Gain on sale of Howell Hydrocarbons ..........................        0.05         --           --
                                                                    =========    =========    =========
   Net earnings per common share - basic ........................   $    0.32    $    2.36    $    0.60
                                                                    =========    =========    =========

Weighted average shares outstanding - basic .....................       5,143        4,937        4,869
                                                                    =========    =========    =========

Diluted earnings per common share:
   Continuing operations ........................................   $    0.17    $    1.93    $    0.34
   Discontinued operations ......................................        0.09         0.04         0.25
   Gain on sale of Howell Hydrocarbons ..........................        0.05         --           --
                                                                    =========    =========    =========
   Net earnings per common share - diluted ......................   $    0.31    $    1.97    $    0.59
                                                                    =========    =========    =========

Weighted average shares outstanding - diluted ...................       5,355        7,129        4,969
                                                                    =========    =========    =========

See accompanying Notes to Consolidated Financial Statements.


                       HOWELL CORPORATION AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity

                                              Preferred Stock     Common Stock
                                              ---------------     ------------
                                                                                    Paid-In   Retained
                                               Shares     $     Shares       $      Capital   Earnings    Total
                                               ------     -     ------       -      -------   --------
                                                           (In thousands, except number of shares)

Balances, December 31, 1994 ...............   690,000   $690   4,836,876   $4,837   $33,518   $36,874   $75,919
   Net earnings - 1995  ...................        --     --          --       --        --     5,326     5,326
   Cash dividends - $.16 per
       common share .......................        --     --          --       --        --      (778)     (778)
   Cash dividends - $3.50 per
       preferred share ....................        --     --          --       --        --    (2,415)   (2,415)
   Common stock issued to
       employees and directors upon
       exercise of stock options ..........        --     --      96,570       96       872        --       968
                                              -------   ----   ---------   ------   -------   -------   -------
Balances, December 31, 1995 ...............   690,000    690   4,933,446    4,933    34,390    39,007    79,020
   Net earnings - 1996  ...................        --     --          --       --        --    14,077    14,077
   Cash dividends - $.16 per
       common share .......................        --     --          --       --        --      (790)     (790)
   Cash dividends - $3.50 per
       preferred share ....................        --     --          --       --        --    (2,415)   (2,415)
   Common stock issued to employees
       upon exercise of stock options .....        --     --      13,750       14       142        --       156
                                              -------   ----   ---------   ------   -------   -------   -------

Balances, December 31, 1996 ...............   690,000    690   4,947,196    4,947    34,532    49,879    90,048

   Net earnings - 1997  ...................        --     --          --       --        --     4,081     4,081
   Cash dividends - $.16 per
       common share .......................        --     --          --       --        --      (821)     (821)
   Cash dividends - $3.50 per
       preferred share ....................        --     --          --       --        --    (2,415)   (2,415)
   Common stock issued to employees
       upon purchase of Voyager Energy ....        --     --     352,638      353     4,276        --     4,629
   Common stock issued to employees
       upon exercise of stock options .....        --     --     164,808      165     1,608        --     1,773
   Tax benefit upon exercise of employee...
      stock options .......................        --     --          --       --       344        --       344
                                              -------   ----   ---------   ------   -------   -------   -------
Balances, December 31, 1997 ...............   690,000   $690   5,464,642   $5,465   $40,760   $50,724   $97,639
                                              =======   ====   =========   ======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.


                       HOWELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                         Year Ended December 31,
                                                                    --------------------------------
                                                                       1997       1996        1995
                                                                       ----       ----        ----
                                                                             (In thousands)

OPERATING ACTIVITIES:
    Net earnings from continuing operations......................   $  3,308    $ 13,779    $  4,093
    Adjustments for non-cash items:
        Depreciation, depletion and amortization ................      9,460      13,817      14,252

        Deferred income taxes ...................................      1,221       5,219       1,698
        Equity in earnings of investees - net of amortization ...       (906)       (181)       --

        Investee dividends ......................................        134        --          --
        Gain on sale(s) of asset(s) .............................       (132)    (13,883)        (34)
                                                                    --------    --------    --------
    Earnings from continuing operations plus non-cash
         operating items ........................................     13,085      18,751      20,009
Changes in components of working capital from operations:
        (Increase) decrease in trade accounts receivable ........        (48)     54,979     (15,672)
        (Increase) decrease in inventories ......................         (7)      2,024      (1,598)
        (Increase) decrease in other current assets .............     (2,558)        394        (296)
        (Decrease) increase in accounts payable .................     (1,763)    (54,496)     13,848

        (Decrease) increase in accrued and other liabilities ....     (7,509)      4,240       1,342

                                                                    --------    --------    --------
Cash provided by continuing operations ..........................      1,200      25,892      17,633
Cash provided by discontinued operations ........................      1,025       1,293       3,522
                                                                    --------    --------    --------
Cash provided by operating activities ...........................      2,225      27,185      21,155
                                                                    --------    --------    --------
INVESTING ACTIVITIES:
    Proceeds from the disposition of discontinued operations ....     19,778        --          --

    Proceeds from the disposition of other property .............        275       1,804       1,629

    Investment in investees .....................................      2,692      (1,556)       --
    Proceeds from sale of assets to MLP .........................       --        68,717        --
    Additions to property, plant and equipment ..................   (128,199)    (12,378)    (88,282)

    Deposit for Amoco Beaver Creek acquisition ..................    (12,369)       --          --

    Other, net ..................................................       (137)         66        (380)
                                                                    --------    --------    --------
Cash (utilized in) provided by investing activities .............   (117,960)     56,653     (87,033)
                                                                    --------    --------    --------

FINANCING ACTIVITIES:
    Long-term debt:
       Borrowings under revolving credit agreement, net-
             Bank of Montreal ...................................    137,000        --          --
        (Repayments) Borrowings under revolving credit
             agreement; net-Bank One ............................    (18,000)    (24,250)     18,050
        (Repayments) borrowings under term loan
             agreement, net .....................................       --       (54,625)     54,625
        (Repayments) to Department of Energy ....................     (4,999)     (2,266)     (2,122)
        Other repayments ........................................       --          (133)     (2,048)
    Cash dividends:
        Common shareholders .....................................       (821)       (790)       (778)
        Preferred shareholders ..................................     (2,415)     (2,415)     (2,415)
    Exercise of stock options ...................................      1,773         156         968
                                                                    --------    --------    --------
Cash provided by (utilized in) financing activities .............    112,538     (84,323)     66,280
                                                                    --------    --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS .................................................     (3,197)       (485)        402
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....................      3,253       3,738       3,336
                                                                    ========    ========    ========
CASH AND CASH EQUIVALENTS, END OF YEAR ..........................   $     56    $  3,253    $  3,738
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

   Nature of Operations

     The Company is primarily engaged in the exploration, production, acquisition and development of oil and gas properties. These operations are conducted in the United States. The Company has also been involved in technical fuels and chemical processing and crude oil marketing and transportation, but has divested itself of these businesses. See Notes 2 and 7.

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

     The costs allocated to the unproven properties and fee mineral interests of the Company are excluded from amortization using the full-cost method of accounting described above. These costs are reviewed periodically for impairment. This impairment will generally be based on geographic or geologic data. At the time of any impairment, the related costs will be added to the costs being amortized under the full-cost method of accounting. Due to the perpetual nature of the Company's ownership of the mineral interests, the drilling of a well, whether successful or unsuccessful, may not represent a complete test of all depths of interest. Therefore, at the time that a well is drilled only a portion of the costs allocated to the acreage drilled may be added to the costs being amortized.

     Other property and equipment are carried at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the assets.

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

   Earnings Per Common Share

     Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The earnings per share data for prior years has been restated following the standards in Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

   Consolidated Statements of Cash Flows

     Included in the statements of cash flows are cash equivalents defined as short-term, highly liquid investments that are readily convertible to cash and so near to maturity that their value would not change significantly because of changes in interest rates. The Company made cash payments for interest of $1,347,000, $7,793,000 and $6,435,000 in 1997, 1996 and 1995, respectively. In
1997, 1996 and 1995, cash payments for income taxes totaled $6,849,000, $2,974,000 and $1,158,000, respectively.

   Supplementary Oil and Gas Producing Information (Unaudited)

     The supplementary oil and gas producing information required by Statement of Financial Accounting Standards No. 69 ("SFAS 69"), "Disclosures About Oil and Gas Producing Activities," is included in Item 2. "Properties" in this Annual Report on Form 10-K.

   Disclosures About Fair Value of Financial Instruments

     The Company estimates that the carrying amount of its cash and cash equivalents and accounts receivable and payable as reflected in its balance sheet approximates fair value.

     Information on the fair value of the Company's Debt can be found in Note 5.

   Stock Based Compensation

     The intrinsic value method of accounting is used for stock-based employee compensation whereby no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of the Company's common stock on the grant date.

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

   Derivatives

     In order to mitigate the effects of future price fluctuations, the Company has used a limited program of hedging its crude oil production. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions.

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

     During 1996, the monthly average price of crude oil on the organized exchange exceeded the strike price for the call option in ten months. The payments required in 1996 under the call options and the premium amortized in 1996 totaled $2.5 million and were recorded as a reduction of revenue. During 1995, the monthly average price of crude oil on the organized exchange was between $17 and $20 per barrel; therefore, none of the options were exercised during this period. Premiums amortized during 1995 totaled $0.4 million and were recorded as a reduction of revenue.

     In 1997, the monthly average price of crude oil on the organized exchange exceeded the strike price for the call option during January and February, the final two months of the options. The payments required in 1997 under the call option totaled $0.5 million and were recorded as a reduction of revenue.

     Crude oil future contracts and options were also used as a hedging tool in a limited program of hedging crude oil inventories and fixed purchase price commitments. Other costs and expenses related to the crude oil marketing and transportation businesses were reduced by $0.1 million in 1996 and 1995 from the effects of futures and options.

   Revenue Recognition

     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is sold from those wells. Oil and gas sold in production operations is not significantly different from the Company's share of production.

     The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. Management does not believe that the Company had any material gas imbalances at December 31, 1997 or 1996.

   Concentration of Risk

     Substantially all of the Company's accounts receivable result from oil and gas sales and joint interest billings to third parties in the oil and gas industry. This concentration of customers and joint owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

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

   Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 financial presentation to conform with the 1997 presentation. Other revenues and expenses includes all of the revenues, costs and expenses (operating expenses depreciation, selling, general and administrative expenses) associated with the crude oil gathering and marketing operations, pipeline operations and transportation services. See Notes 2 and 4.

Note 2. Acquisitions & Dispositions

1997

     On December 18, 1997, the Company purchased certain oil and gas producing properties (the "Acquisition") in Wyoming from Amoco Production Company ("Amoco"), a subsidiary of Amoco Corporation, for approximately $115.4 million, subject to purchase price adjustments. The effective date of the Acquisition was December 1, 1997. The Acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to the assets acquired based on estimated fair values at the date of acquisition. The operating results of the assets acquired from Amoco have been included in the Company's Statement of Earnings since December 18, 1997. The pro forma information shown below assumes that the Acquisition occurred at January 1, 1997 and January 1, 1996, respectively. Adjustments have been made to reflect changes in the Company's results from revenues and direct operating expenses of the producing properties acquired from Amoco, additional interest expense to reflect the acquisition, depreciation, depletion and amortization based on fair values assigned to the assets acquired and general and administrative expenses incurred from hiring additional employees. The pro forma financial data are based on assumptions and the actual recording of the Acquisition could differ. The unaudited pro forma financial data are not necessarily indicative of financial results that would have occurred had the Acquisition occurred on January 1, 1997 and January 1, 1996, and should not be viewed as indicative of operations in future periods.


                                                                           Pro Forma
                                                                           Unaudited
                                                                    Year Ended December 31,
                                                                         1997      1996
                                                                         ----      ----
                                                             (In thousands, except per share data)

Revenues ...........................................................   $88,394   $745,694
Net earnings from continuing operations ............................   $13,208   $ 26,739
Net earnings from continuing operations per common share - basic ...   $  2.10   $   4.93
Net income from continuing operations per common share - diluted ...   $  1.77   $   3.75


     Of the properties purchased, the two largest fields are Elk Basin, which is in the Bighorn Basin, and Salt Creek, which is in the Powder River Basin. Each field has approximately 30 people managing day-to-day operations. The Wyoming properties acquired from Amoco have total proved reserves of 34.2 million barrels of liquids and 25.9 billion cubic feet of gas, or a total of 38.5 million barrels of oil equivalent.

     The acquisition was financed through a credit facility provided by Bank of Montreal. See Note 5. Howell expects to recapitalize a portion of its debt in 1998.

     On October 1, 1997, the Company acquired Voyager Energy Corp. ("Voyager"), an oil and gas exploration and production company, for 352,638 shares of common stock of the Company in a tax-free reorganization. The shares issued by the Company in the merger represent in the aggregate approximately 6.5 percent of the Company's common stock outstanding after the transaction. The value of the shares in the tax-free reorganization was $4.6 million. The shares were distributed as a non-cash transaction and, as such, are not reflected in the Consolidated Statement of Cash Flows for the year ended December 31, 1997. The Company assumed approximately $1.3 million in Voyager indebtedness as a result of the merger.

     On July 31, 1997, Howell Hydrocarbons & Chemicals, Inc. (the "Seller"), a wholly-owned subsidiary of the Company, completed the previously announced sale and disposition of substantially all of the assets of its research and reference fuels and custom chemical manufacturing business to Specified Fuels & Chemicals,
L. L. C. ("Specified").

     The assets purchased by Specified included the fee property in Channelview, Texas, on which Seller's refinery was located, all refining facilities located on the fee property and all related personal property, all inventories of finished products, work in process, raw materials and supplies related to the business, substantially all of the accounts receivable on the closing date, all transferable intellectual property used primarily in the business and all of Seller's rights under various contracts and leases related to the business. In connection with the transaction, (a) Specified received a license to use the name "Howell Hydrocarbons & Chemicals" for a five-year period after closing and assumed certain obligations of Seller and the Company, and (b) the Company agreed not to engage (directly or through affiliates) in any competing business for a five-year period after the closing.

     In consideration of the assets sold to Specified, Seller and the Company received a payment of $19.8 million in cash, which included $14.8 million for the property, plant, equipment and related items, and $5.0 million in payment of working capital items. Seller is entitled to receive an additional payment equal to 55% of the amount by which Buyer's "EBITDA" for each twelve month period ending June 30, 1998, 1999, 2000, 2001 and 2002 exceeds the "Minimum EBITDA" (as defined in the agreement). The Minimum EBITDA amounts for those years are $5.0 million, $5.175 million, $5.35 million, $5.525 million and $5.7 million, respectively. Specified is entitled to repurchase Seller's rights to these additional payments at any time after June 30, 1998, generally by paying to Seller an amount equal to the greater of (a) the product obtained by multiplying the EBITDA payment amount for the immediately preceding twelve-month period by the number of twelve-month periods remaining, or (b) an amount fixed by the agreement, which is initially set at $5.7 million if the repurchase occurs during the twelve-month period ending on June 30, 1999, and which declines for each twelve-month period thereafter to $1.2 million if the repurchase occurs during the twelve-month period ending June 30, 2002.

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

     The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued operations also includes the allocation of interest expense (based on a ratio of net assets of discontinued operations to total consolidated net assets). Allocated amounts are as follows:


                          Year Ended December  31,
                           1997    1996     1995
                           ----    ----     ----
                              (in thousands)

                           $112    $504     $476
                           ====    ====     ====

1996
----
     On December 31, 1996, the Company sold 100% of the outstanding common stock of Howell Transportation Services, Inc. ("HTS") to Lodestar Logistics, Inc. ("Lodestar") for $2.6 million, consisting of $1.8 million in cash, a $0.5 million note receivable and a $0.3 million receivable in the form of services to be rendered by HTS for Howell Hydrocarbons & Chemicals, Inc. Lodestar is owned by the former president of HTS, and the Company believes the sale price was equivalent to an arm's-length transaction.

     The $0.5 million non-revolving note bears interest at the Prime Rate (as defined below) based on a year of 360 days for the actual number of days elapsed. Prime Rate shall mean a fluctuating interest rate per annum as shall be in effect on the first day of each calendar quarter equal to the rate of interest published by The Wall Street Journal on such day as the prime rate, principal amount of the loan during each calendar quarter shall be determined as of the opening of business on the first day of such calendar quarter. The term of the note shall be no longer than 84 months.

     The note receivable and the receivable for future services are non-cash transactions which are not reflected in the statement of cash flows for the year ended December 31, 1996.

1995
----

     On March 31, 1995, the Company's crude oil marketing and transportation segment acquired from Exxon Pipeline Company ("Exxon"), two interstate crude oil pipeline systems and one intrastate crude oil pipeline system. The interstate pipeline systems were located in Florida/Alabama ("Jay System") and Mississippi/Louisiana ("MS System"). The intrastate system was located in Texas ("Texas System"). Collectively, the purchase of these pipelines and related assets comprise the "Exxon Transaction."

     The Texas System consisted of a 555-mile pipeline system extending from Groesbeck, Texas, south to Texas City, Texas, and tanks for crude oil storage with a total capacity of approximately 1.9 million barrels. The Jay System consisted of a 90-mile pipeline system extending west from Santa Rosa County, Florida, to Mobile County, Alabama, and included tanks with approximately 0.2 million barrels of storage capacity. The MS System consisted of a 230-mile pipeline system extending from Jones County, Mississippi, to Baton Rouge, Louisiana, and included storage capacity of approximately 0.2 million barrels.

     The total negotiated purchase price paid to Exxon for the Exxon Transaction was $63.5 million. The Exxon Transaction was financed through borrowings from banks.

     On April 21, 1992, the Company sold its San Antonio, Texas, refinery for a sales price of $2.2 million. The Company received a down payment of $0.4 million and a note requiring monthly principal and interest payments for three years. In 1993, the time period for repayment was extended one additional year. The interest rate for the note was 10%. Due to the uncertainty about the ultimate collection of the note receivable, the Company did not recognize gain on the sale or interest income on the note as payments were not made. In 1995, the Company agreed to accept $0.5 million in settlement of the balance remaining under the note. This settlement resulted in $0.4 million of income for the Company that is included in other income (expense) in the Consolidated Statement of Earnings for 1995.

Note 3.  Income Taxes

     A summary of the provision for income taxes from operations included in the consolidated statements of earnings is as follows:
                                                       Year Ended December 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                       ----     ----     ----
                                                           (In thousands)

Current:
    Federal.........................................  $  501   $5,214   $  (80)
    State...........................................     181      367      336
Deferred............................................     790    2,414    2,036
                                                      ------   ------   ------
Income taxes from continuing operations.............   1,472    7,995    2,292
Income taxes from discontinued operations...........     388      267      769
Income taxes from sale of discontinued operations...     126        -        -
                                                      ======   ======    =====
                                                      $1,986   $8,262   $3,061
                                                      ======   ======   ======

     Deferred income taxes are provided on all temporary differences between financial and taxable income. The approximate tax effects of each significant type of temporary difference and carryforward were as follows:



                                                     Year Ended December 31,
                                                    ------------------------
                                                        1997        1996
                                                        ----        ----
                                                         (In thousands)

Accrual of costs not deductible for tax.............  $ 1,325     $  2,146
                                                      --------    --------
Total deferred tax assets...........................    1,325        2,146
                                                      --------    --------
Differences between book and tax bases of property,
    plant and equipment.............................  (26,396)     (25,991)
Other...............................................        -           (5)
                                                      --------    --------
Total deferred tax liabilities......................  (26,396)     (25,996)
                                                      --------    --------

       Net deferred income taxes....................  $(25,071)   $(23,850)
                                                      ========    =========

     The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal income tax rate to the earnings from continuing operations before income taxes:

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                      ----      ----     ----
                                                           (In thousands)

Provision for income taxes at the statutory rate..  $1,625     $7,621   $2,171
Statutory depletion in excess of cost basis.......    (278)      (292)    (327)
State income taxes................................     181        367      336
Other.............................................     (56)       299      112
                                                    ------     ------   ------
                                                    $1,472     $7,995   $2,292
                                                    ======     ======   ======


Note 4.  Investment in Genesis

     On December 1, 1996, Genesis Crude Oil, L.P., a Delaware limited partnership ("Buyer"), Genesis Energy, L.P., a Delaware limited partnership ("MLP") and Genesis Energy, L.L.C., a Delaware limited liability company ("LLC"), (collectively referred to hereinafter as "Genesis"), entered into a Purchase & Sale and Contribution & Conveyance Agreement ("Agreement") with
Howell Corporation and certain of its subsidiaries ("Howell") and Basis Petroleum, Inc. ("Basis"), a subsidiary of Salomon Inc. ("Salomon"). Pursuant to the Agreement, Howell agreed to sell and convey certain of its assets to Buyer. These assets consisted of the crude oil gathering and marketing operations and pipeline operations of Howell (referred to hereafter as the "Business").

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

     In accordance with the Agreement, Howell received cash of approximately $74.0 million and 991,300 subordinated limited partner units in Buyer in exchange for its sale and conveyance of the Business and recognized a gain in the amount of approximately $13.8 million. The receipt of units is a non-cash transaction which reduced property, plant and equipment and increased investment in Genesis. Since this was non-cash, it is not reflected in the statement of cash flows for the year ended December 31, 1996. Except as specifically provided in the Agreement, Howell retained all liabilities related to the Business arising from the operations, activities and transactions of the Business up through the closing date, including various environmental-related liabilities. Howell made various representations and warranties as to itself and the Business and has agreed to indemnify Buyer for any breaches thereof. Claims for breaches of such representations and warranties must be brought before December 3, 2001. Howell has also agreed to perform, and retain the liability for, the cleaning of certain tanks used in the pipeline operations.

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

Summarized financial information for the Buyer for the twelve-month and one-month periods ended December 31, 1997 and 1996, respectively, was as follows:
                                                           1997         1996
                                                           ----         ----
                                                            (In thousands)

Revenues...............................................  $3,372,928    $371,985
Net income.............................................  $    9,848    $  1,684
Current assets.........................................  $  232,197    $410,603
Property & equipment, net..............................  $   88,638    $ 88,937
Current liabilities....................................  $  224,533    $398,794
Partners' capital......................................  $  106,576    $111,338

     At December 31, 1997, the amount of investment in the Buyer includes goodwill in the amount of $4.9 million which is being amortized over a period of 20 years. Accumulated amortization at December 31, 1997, was $0.2 million.

     Salomon has reported that on May 1, 1997, it sold the stock of Basis to Valero Energy Corporation ("Valero"). On May 1, 1997, Basis informed the Company that Basis intends to transfer its interest in LLC back to Salomon. Pursuant to the agreement forming LLC, the Company had 30 days from the date of receipt of such notice to make an offer for Basis' interest in LLC. The Company decided not to make an offer to purchase Basis' interest in LLC.

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

     On July 29, 1997, the Board of Directors of LLC cancelled the $3.45 million note payable by Howell Crude Oil Company ("HCO") to LLC. The note was distributed to HCO as a non-cash transaction and, as such, is not reflected in the Consolidated Statement of Cash Flows for the year ended December 31, 1997.


Note 5.  Debt and Available Credit Facilities

     Short-term and long-term debt of the Company as of December 31, 1997 and 1996, were as follows:


                                                                                 1997      1996
                                                                                 ----      ----
                                                                                 (In thousands)

Note payable to Genesis LLC ...............................................   $   --     $ 3,450
Note payable under a $40.5 million revolving credit/term loan agreement ...       --      18,000
Note payable under a $150.0 million revolving credit/term loan agreement ..    137,000      --
Note payable to Department of Energy (DOE) ................................       --       4,999
                                                                              --------   -------
                                                                               137,000    26,449
Less:  Current maturities .................................................     20,000     5,868
                                                                              --------   -------
                                                                              $117,000   $20,581
                                                                              ========   =======


     Maturities of short-term and long-term debt for the five years subsequent to December 31, 1997, are as follows (in thousands):



                                                          Total

                   1998..............................  $ 20,000
                   1999..............................         0
                   2000..............................         0
                   2001..............................         0
                   2002..............................   117,000
                   Thereafter........................         0
                                                       --------
                                                       $137,000
                                                       ========


   As of December 31, 1997 the Company had no capital lease obligations.

   Revolving credit/term loan agreement

     On  December  17,  1997,  the  Company  replaced  its  existing   revolving
credit/term loan agreement with a new "Credit Facility". The Credit Facility comprises two tranches. Tranche A is a five-year revolving credit facility with a maximum credit amount, subject to semi-annual borrowing base redeterminations based on the Company's oil and natural gas properties, of $130 million. The Company is required to pay commitment fees on the unused portion of Tranche A at a rate of .25% per annum, if 50% or less of the borrowing base is unused, or
 .30% if more than 50% of the borrowing base is unused. Available credit under Tranche A may also be used for letters of credit on the Company's behalf. Tranche B is a one-year term loan facility providing for one $20 million advance to finance the Acquisition.

     Outstanding amounts under the Credit Facility bear interest, at the Company's option, at either: (i) the higher of the federal funds rate plus .5% or the bank's prime rate, plus, in either case, the applicable margin (the "Applicable Margin") provided for in the Credit Facility; or (ii) LIBOR plus the Applicable Margin.

     The Credit Facility is unsecured. The Credit Facility contains certain other customary affirmative and negative covenants, including limitations on the ability of the Company to incur additional debt, sell assets, merge or consolidate with other persons or pay dividends on its capital in excess of historical levels and a prohibition on change of control or management, as well as a covenant to raise at least $50 million in equity or subordinated debt by December 15, 1998. In addition, the Credit Facility requires the Company to maintain a ratio of current assets plus Tranche A borrowing capacity to current liabilities, excluding current maturities of long-term debt, of at least 1.0 to
1.0 and an interest coverage ratio of not less than 2.0 to 1.0 until the end of 1998 and 2.5 to 1.0 thereafter.

     The Credit Facility also provides the Company with additional borrowing capacity solely for the purpose of financing the acquisition of the Beaver Creek Unit if such acquisition is consummated on or before December 16, 1998. The additional capacity comprises $85 million under Tranche A of the Credit Facility and $85 million under Tranche B (subject to certain reductions based upon previously raised subordinated capital). Funding of the additional borrowing capacity is subject to the satisfaction of certain customary conditions, including that no Material Adverse Effect (as defined in the Credit Facility) shall have occurred. The Credit Facility also contains certain additional provisions that will apply only if the acquisition of the Beaver Creek Unit occurs. These provisions include a change in the covenant to raise capital described above so that the Company must raise in total at least $175 million in equity and/or subordinated debt, including at least $75 million of equity, by December 15, 1998. In addition, if within six months after the consummation of the acquisition of the Beaver Creek Unit this minimum capital is not raised, Tranche B has not been repaid or the Company is in Default (as defined in the Credit Facility) the Credit Facility will become secured by a portion of the Company's oil and natural gas properties.

     On December 18, 1997, the Company drew approximately $117.5 million under Tranche A of the Credit Facility and $20.0 million under Tranche B to pay the purchase price of the Acquisition (including fees) and refinance approximately $21.1 million in previously existing bank debt of which $12.4 million represents the deposit held by Amoco for the purchase of the Beaver Creek Unit. As of December 31, 1997, the outstanding amounts under Tranche A bore interest at 8.5% per annum on $2.0 million, 7.28% on $90.0 million and 7.34% on $25.0 million; and the outstanding amount under Tranche B bore interest at 7.28% per annum.

     At December 31, 1997, the Company had $13 million available to it under the Credit Facility. The decline in the value of the Company's proved reserves experienced since December 31, 1997, if sustained, could result in the bank reducing the borrowing base, thereby causing mandatory payments under the Credit Facility. While the Company does not expect this to happen in 1998, such payments would adversely affect the Company's ability to carry out its capital expenditure program and could cause the Company to accelerate its plans to recapitalize its debt through the public or private placement of securities.

   Term loan agreement

     From March 31, 1995 to December 31, 1996, the Company had a term loan agreement outstanding that was repaid with the proceeds from the sale and conveyance referred to in Note 4.

   Department of Energy

     The remaining balance owed at December 31, 1996, was $5.0 million. The obligation bore interest at a trailing average prime rate. At December 31, 1996, the rate was 8.25%.

     As a result of the sale of the Company's assets to Genesis in December 1996, the Company repaid the remaining obligation in January 1997.

   Other

     In July 1992, the Company entered into a capital lease for transportation equipment. The obligation was repaid in 1996.

   Fair value of long-term debt

     The fair value of the Company's long-term debt at December 31, 1997 and 1996, was estimated to be the same as its carrying value in the balance sheet since all significant debt obligations bear interest at floating market rates.

Note 6.  Shareholders' Equity

   Preferred stock

     At December 31, 1997 and 1996, the Company had 3,000,000 shares of preferred stock authorized.

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

   Common stock

     At December 31, 1997 and 1996,  the Company had  50,000,000  and 10,000,000
shares of common stock authorized, respectively.

   Employee stock options

     The Company maintains nonqualified stock option plans that provide for granting of options for the purchase of common stock to key employees. These stock options may be granted for periods up to 10 years and are generally subject to vesting up to four years.

     Stock option activity for the Company during 1997, 1996, and 1995 was as follows:

                                       1997                 1996                   1995
                               --------------------  ------------------     -------------------
                                           Weighted             Weighted               Weighted
                                           Average              Average                Average
                                 Number    Exercise   Number    Exercise     Number    Exercise
                               of Shares    Price    of Shares    Price     of Shares   Price
                               ---------   --------  ---------  --------    ---------  --------

Stock options
outstanding,
beginning of year ..........    431,914    $11.24     466,217    $10.96      443,173    $10.56
   Granted .................    721,380    $13.37      90,900    $14.51      209,760    $11.44
   Exercised ...............   (164,808)   $10.76     (13,750)   $10.53      (96,570)   $10.03
   Expired .................          0               (10,908)                (7,476)
   Forfeited ...............    (52,456)             (100,545)               (82,670)
                               ---------             ---------               --------
Stock options
outstanding, end of year ...    936,030    $12.91     431,914    $11.24      466,217    $10.96
                               =========             ========              =========

     At December 31, 1997, options were exercisable for 227,555 shares at a weighted average exercise price of $11.51. The range of exercise prices on outstanding options at December 31, 1997, was $8.31 to $18.75. The remaining contractual life of these options was approximately 8.5 years. At December 31, 1997, 33,470 shares were available for future option grants.

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation had been applied:


                                                      1997        1996           1995
                                                      ----        ----           ----

Net income ....................................   $4,081,000   $14,077,000   $5,326,000
SFAS No. 123 adjustment .......................      482,000       107,000       91,000
                                                  ==========   ===========   ==========
Pro Forma net income ..........................   $3,599,000   $13,970,000   $5,235,000
                                                  ==========   ===========   ==========

Earnings per share as reported - basic ........   $     0.32   $      2.36   $     0.60
                                                  ==========   ===========   ==========
Pro Forma earnings per share - basic ..........   $     0.23   $      2.34   $     0.58
                                                  ==========   ===========   ==========

Earnings  per  share as  reported - diluted ...   $     0.31   $      1.97   $     0.59
                                                  ==========   ===========   ==========
Pro Forma earnings per share - diluted ........ $       0.22   $      1.96   $     0.57
                                                  ==========   ===========   ==========


     The weighted average fair value of options granted during 1997, 1996 and 1995 was $5.46, $8.17 and $5.20, respectively.

     Fair  value  of the  options  estimated  at  the  date  of  grant  using  a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions for 1997, 1996 and 1995.



                                          1997        1996       1995
                                          ----        ----       ----

 Weighted   average  expected life:     8.5 years   10 years    8 years
 Volitility factor:                     24.38%      36.20%      28.00%
 Dividend yield:                        1.00%       1.00%       1.00%
 Weighted average risk free interest:   6.19%       8.00%       7.50%

Note 7.  Segment Information

     Financial information about the Company's continuing operations for each of the years ended December 31, 1997, 1996 and 1995, is summarized as follows:


                                                  Crude Oil
                                                  Marketing
                                                       &                    Inter-
                                      Oil & Gas   Transport-               segment
                                     Production     ation       Other       Sales     Total
                                     ----------   ----------    -----      -------    -----
                                                            (In thousands)

December 31, 1997
Revenues ..........................   $  34,663    $   --     $   --      $   --     $ 34,663
                                      ---------    --------   --------    --------   --------
Operating profit (loss) ...........   $   8,396    $   --     $    (67)              $  8,329
                                      ---------    --------   --------
General corporate expense .........                                                    (3,044)
Equity in net earnings of investees                $    906                               906
                                                   --------
Other expense, net ................                                                    (1,411)
                                                                                     --------
Earnings from continuing operations
    before income taxes ...........                                                  $  4,780
                                                                                     --------
Identifiable assets ...............   $ 244,369   $ 19,149   $  3,193                $266,711
                                      ---------   --------   --------                --------
Capital expenditures ..............   $ 132,169    $   --    $    604                $132,773
                                      ---------   --------   --------                --------
Depreciation, depletion and
    amortization ..................   $   9,316    $   --     $    144               $  9,460
                                      ---------   --------    --------               --------
December 31, 1996
 Revenues .........................   $  33,868    $666,086   $   --      $(15,438)  $684,516
                                      ---------    --------   --------    --------   --------
Operating profit (loss) ...........   $   8,682    $  9,610   $   (136)              $ 18,156
                                      ---------    --------   --------
General corporate expense .........                                                    (3,457)
Equity in net earnings of investees                $    181                               181
                                                   --------
Other expense, net ................                                                    (6,947)
Gain on conveyance of assets ......                $ 13,841                            13,841
                                                   --------                          --------
Earnings from continuing operations
     before income taxes ..........                                                  $ 21,774
                                                                                     --------
Identifiable assets ...............   $ 106,989    $ 20,095   $ 30,113               $157,197
                                      ---------    --------   --------               --------
Capital expenditures ..............   $   5,575    $  5,150   $  1,653               $ 12,378
                                      ---------    --------   --------               --------
Depreciation, depletion
    and amortization ..............   $   9,416    $  4,123   $    278               $ 13,817
                                      ---------    --------   --------               --------
December  31, 1995
 Revenues .........................   $  31,501    $629,918   $   --      $(16,399)  $645,020
                                      ---------    --------   --------    --------   --------
Operating profit (loss) ...........   $   6,977    $  9,235   $   (157)              $ 16,055
                                      ---------    --------   --------
General corporate expense .........                                                    (3,420)
Other expense, net ................                                                    (6,250)
                                                                                     --------
Earnings from continuing operations
    before income taxes ...........                                                  $  6,385
                                                                                     --------
Identifiable assets ...............   $ 109,755    $129,505   $ 29,770               $269,030
                                      ---------    --------   --------               --------
Capital expenditures ..............   $  14,949    $ 72,190   $  1,143               $ 88,282
                                      ---------    --------   --------               --------
Depreciation, depletion and
    amortization ..................   $  10,259    $  3,683   $    310               $ 14,252
                                      ---------    --------   --------               --------

     In addition to the results of the Company's oil and gas exploration and production activities, the oil and gas production segment information includes the gas marketing activities of the Company and the results of production of carbon dioxide, helium and sulfur from the LaBarge Project.

     Intersegment sales by the oil and gas production segment to the crude oil marketing and transportation segment were $0, $15,438 and $16,399 in 1997, 1996 and 1995, respectively. These amounts have been eliminated in consolidation.

     Marathon  Oil  Company,   a  customer  of  the  crude  oil   marketing  and
transportation segment, accounted for approximately 18% and 12% of consolidated revenues in 1996 and 1995, respectively.

     As a result of the sale in 1997 to Specified, referred to in Note 2, segment data for 1996 and 1995 have been restated to conform to the 1997 presentation.

Note 8.  Litigation

     Donna Refinery Partners, Ltd. v. Howell Crude Oil Company and Howell Corporation; Texas District Court; No. 89-033634. In December 1993, a jury verdict of $1.9 million was rendered against the Company which was subsequently reduced by the judge to approximately $675,000. The Company filed a motion for a new trial that was denied, so the Company appealed the decision. The plaintiff filed an appeal to increase the recovery by $1.25 million. On June 6, 1996, the Fourteenth Court of Appeals affirmed the judgment of the lower court. The Company's appeal of this case to the Texas Supreme Court was denied, and the Company paid the judgment. The resolution of this matter did not have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

     On July 11, 1995, the Company received a demand letter from several working interest owners in the North Frisco City Field and in the North Rome Field indicating the Company had not paid according to the terms of a "call on production." The Company was granted a call on a portion of this production but has never exercised the call. Accordingly, the Company has filed petitions for declaratory judgment to that effect in cases styled Howell Petroleum Corporation, et al, vs. Shore Oil Company, et al, District Court of Harris County, Texas; No. 95-037480 and Howell Petroleum Corporation, et al, vs. Tenexco, Inc., et al, District Court of Harris County, Texas; No. 95-037970. The defendants in this action have counterclaimed against the Company. These claims are similar in nature to the Alabama and Mississippi royalty litigation. One of the defendants, John Faulkinberry, has filed a counterclaim against the Company seeking actual damages of $75,000 and punitive damages of $100,000,000. Effective July 14, 1997, the Company settled with John Faulkinberry as well as several other working interest owners. The terms of the settlement are confidential, but the amounts paid in settlement were not material to the Company's financial condition, results of operations or cash flows. The case (as to the remaining interest owners) is currently set for trial on June 15, 1998.

     Related to this matter, several royalty owners have filed lawsuits against the Company in Alabama and Mississippi concerning pricing in the North Frisco City Field. The lawsuits allege the Company violated its contracts with the plaintiffs by not paying the plaintiffs ". . . the highest available price for oil." Damages claimed by the plaintiffs include approximately $3.8 million and are based on numerous damage theories including, but not limited to, allegations of breach of contract and fraud. The complaints also seek unspecified punitive damages in the Alabama lawsuits and $7 million in punitive damages in the Mississippi lawsuit. The Company filed answers denying all charges. The Company does not believe that the ultimate resolution of these matters will have a materially adverse effect on the financial position, results of operations or cash flows of the Company. On July 28, 1997, the Company settled the Mississippi lawsuit. The terms of the settlement are confidential, but the amounts paid in settlement were not material to the Company's financial condition, results of operations or cash flows.

     On December 3, 1997, Snyder Oil Corporation sued Amoco Production Company and Howell Petroleum Corporation to enjoin the sale of the Beaver Creek Unit to Howell Petroleum until such time as Amoco complies with Snyder's preferential right to purchase the unit. Snyder Oil Corporation v. Amoco Production Company and Howell Petroleum Corporation; District Court, Ninth Judicial District, Fremont County, Wyoming; Civil Action No. 29861. The lawsuit is based upon two theories: (i) the Beaver Creek Unit should not have been sold in a package with other properties, and (ii) Amoco and Howell Petroleum inflated the value of the unit in order to make it too costly for Snyder to buy the unit. Answers have been filed and discovery has begun.

     There are various other lawsuits and claims against the Company, none of which, in the opinion of management, will have a materially adverse effect on the Company.

Note 9.  Commitments and Contingencies

     The Company is subject to various environmental regulations and laws. Procedures exist within the Company to monitor compliance and assess the potential environmental exposure of the Company. The Company believes that such exposure is not materially adverse to its financial position, results of operations or cash flows.

     The Company has indemnified Exxon for certain environmental claims that may be made in the future attributable to the time when Exxon owned the crude oil pipelines that the Company acquired from Exxon. In 1996, the crude oil pipelines were acquired by Buyer under the Agreement, however, the Company retained certain environmental liabilities which management believes will not have a material financial impact on the financial position, results of operations or cash flows of the Company. See Note 4.

     In January 1995, an Agreed Order with the Texas Natural Resource Conservation Commission was signed by the Company with respect to alleged violations of rules regarding the permitting and storage of hazardous wastes at the San Antonio facility that was previously owned by the Company. Penalties totaling $26,000 were assessed and paid by the Company. During 1995, the Company incurred costs of $28,000 related to remediation and disposal of the hazardous wastes. Additional testing and monitoring of the groundwater and formal approval of the remediation work are still required. The Company has completed the remediation work related to hazardous waste storage rule violations. The Company does not believe that this matter will have a materially adverse effect on the financial position, results of operations or cash flows of the Company.

     The  Channelview  facility was discharging  wastewater  pursuant to a state wastewater  discharge  permit.  Industries  located  in the  state of Texas  are required to obtain wastewater discharge permits from the state and from the Environmental Protection Agency ("EPA"). When the Company purchased the
Channelview facility in 1988, it requested and obtained a transfer of these permits. In 1990, the Company applied for a renewal of both the federal and the state wastewater permits. The state permit was reissued in 1992. During 1993, the Company determined that the federal wastewater discharge permit may have expired prior to the EPA's transfer of the permit to the Company. The EPA has been contacted to resolve this issue, and the Company has been negotiating to obtain a renewed permit. Penalties may potentially be imposed upon the Company as a result of this matter; however, until this matter is resolved, the amount of such penalties, if any, cannot be quantified. While penalties may be material and the actions of regulatory bodies are not subject to accurate prediction, based on information currently available to the Company and on the circumstances present at its Channelview facility (including the existence of the state permit, the Company's compliance with the more stringent state permit, and the ability, if required, to operate the Channelview facility utilizing holding tanks and offsite third party treatment facilities in the absence of a permit), the Company does not believe that this matter will have a materially adverse effect on the financial position, results of operations or cash flows of the Company. In 1997, the Channelview facility was sold to Specified, however, the Company retained certain environmental liabilities for a period of five years which management believes will not have a material financial impact on the financial position, results of operations or cash flows of the Company.

     The Company has indemnified Amoco for all third party claims other than those for which Amoco is obligated to indemnify the Company regardless of whether the claims relate to periods of time prior to or after the closing. Amoco has indemnified the Company for non-environmental third party claims relating to the period of time prior to closing that are identified within eighteen months after closing if the claims exceed three percent of the purchase price in the aggregate. Amoco also will indemnify the Company for environmental third party claims relating to the period of time prior to closing that are identified within twelve months after closing if the claims exceed three percent of the purchase price in the aggregate but in no event to exceed 50% of the purchase price.

     Under the terms of the purchase agreement, Amoco has a call on certain oil production from the properties acquired in the Acquisition. Beginning March 1, 1998, for a fifteen year period Amoco has a call, if exercised, on 4,000 barrels per day of sweet crude oil production net to the Company's interest from the acquired Salt Creek field at a price per barrel equal to the average of three postings chosen by the Company from an approved group plus $1.50; provided, however, the maximum price paid shall not exceed Platt's Wyoming Sweet Monthly Average and the minimum price paid shall not be less than Platt's Wyoming Sweet Monthly Average minus $1.00. Beginning March 1, 1998, for a seven year period Amoco has a call on 2,000 barrels per day of sour crude oil production net to the Company's interest from the acquired Elk Basin field and all of the sour crude oil production from the acquired Grass Creek and Pitchfork fields at a price per barrel equal to the average of three postings chosen by the Company from an approved group plus $0.25; provided, however, the maximum price paid shall not exceed Platt's Wyoming Sweet Monthly Average minus $2.75 and the minimum price paid shall not be less than Platt's Wyoming Sweet Monthly Average minus $4.75. All crude oil pricing is subject to gravity adjustment.

     The Company's previously announced approximately $187 million acquisition of the Beaver Creek Unit (the "Beaver Creek Acquisition") from Amoco was not closed due to litigation initiated by Snyder Oil Corporation over an alleged preferential right to purchase such property. As described above, the Company has arranged financing for the Beaver Creek Acquisition, provided such acquisition is consummated on or before December 16, 1998. Funding of the additional borrowing capacity is subject to the satisfaction of certain customary conditions, including that no Material Adverse Effect (as defined in the Credit Facility) shall have occurred. There can be no assurance that the litigation can be resolved by such date. Further, if oil and gas prices were to remain at currently depressed levels, financing may be difficult to obtain.

     The Company occupies office and operational facilities and uses equipment under operating lease arrangements. Expense of these arrangements amounted to $425,000 in 1997, $2,765,000 in 1996 and $2,201,000 in 1995. At December 31,
1997, long-term commitments for lease of facilities and equipment totaled approximately $4,777,000, consisting of $570,000, $651,000, $672,000, $672,000 and $672,000 for the years 1998 through 2002, respectively, and $1,540,000 thereafter.

Note 10.  Determination of Earnings per Incremental Share

     The following tables present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.



1997

                                                                         Earnings
                                                             Increase       per
                                               Increase     in Number   Incremental
                                               in Income    of Shares      Share
                                              -----------  -----------  ----------

Options....................................       -           212,556        -
Dividends on convertible preferred stock...   $2,415,000    2,090,909      $1.16




                    Computation of Diluted Earnings per Share

                                               Income
                                              Available
                                                from
                                              Continuing     Common
                                              Operations     Shares     Per Share
                                              -----------  -----------  ----------

                                              $  893,000    5,142,558     $0.17
Common stock options ......................        --         212,556
                                              ----------   ----------     -----
                                              $  893,000    5,355,114     $0.17  Dilutive

Dividends on convertible preferred stock...   $2,415,000    2,090,909
                                              ----------   ----------     -----
                                              $3,308,000    7,446,023     $0.44  Antidilutive
                                              ==========   ==========     =====


     Note: Because diluted EPS from continuing operations increases from $0.17 to $0.44 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.17.

1996

                                                                         Earnings
                                                             Increase       per
                                               Increase     in Number   Incremental
                                               in Income    of Shares      Share
                                              -----------  -----------  ----------

Options....................................        -          100,534        -
Dividends on convertible preferred stock...   $2,415,000    2,090,909     $1.16




                    Computation of Diluted Earnings per Share

                                               Income
                                              Available
                                                from
                                              Continuing     Common
                                              Operations     Shares     Per Share
                                              -----------  -----------  ----------
                                              $11,364,000   4,937,310    $2.30
Common stock options.......................        -          100,534
                                              -----------   ---------    -----
                                              $11,364,000   5,037,844    $2.26    Dilutive

Dividends on convertible preferred stock...   $ 2,415,000   2,090,909
                                              -----------   ---------    -----
                                              $13,779,000   7,128,753    $1.93    Dilutive
                                              ===========   =========    =====




1995

                                                                         Earnings
                                                             Increase       per
                                               Increase     in Number   Incremental
                                               in Income    of Shares      Share
                                              -----------  -----------  ----------
Options....................................        -           99,820       -
Dividends on convertible preferred stock...   $2,415,000    2,090,909     $1.16



                    Computation of Diluted Earnings per Share

                                               Income
                                              Available
                                                from
                                              Continuing     Common
                                              Operations     Shares     Per Share
                                              -----------  -----------  ----------
                                              $1,678,000    4,869,277    $0.35
Common stock options.....................          -           99,820
                                              ----------    ---------    -----
                                              $1,678,000    4,969,097    $0.34    Dilutive

Dividends on convertible preferred stock...   $2,415,000    2,090,909
                                              ----------    ---------    -----
                                              $4,093,000    7,060,006    $0.58    Antidilutive
                                              ==========    =========    =====


Note: Because diluted EPS from continuing operations increases from $0.34 to $0.58 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.34.

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

Exhibit
Number   Description
-------  -----------
 3.1 **  Certificate of Incorporation, as amended, of the Company.
 3.1(a)  Certificate of  Amendment to the Certificate  of  Incorporation  of the
            Company (filed as an exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1994).
 3.2 **  By-laws of the Company.
10.1 **  Howell Corporation 1988 Stock Option Plan.
10.2 **  First Amendment to the Howell Corporation 1988 Stock Option Plan.
10.3 **  Second Amendment to the Howell Corporation 1988 Stock Option Plan.
10.4 **  Form of Stock Option Agreement.
10.5     Third Amendment to the Howell  Corporation  Stock Option Plan (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1994).
10.6 **  Form of Indemnity Agreement  by and between the Company and each of its directors and executive officers.
10.7     Credit Agreement Among Howell Petroleum  Corporation, as Borrower, Bank
            One, Texas, N.A., as Agent and as a Lender, Bank of Montreal, as a Lender, Compass Bank - Houston, as a Lender, and Den norske Bank AS, as a Lender, dated as of March 31, 1995 (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1995).
10.8     Guaranty by Howell Corporation  in Favor of Bank One,  Texas,  National
            Association, as Agent, dated as of March 31, 1995 - Credit Facility to Howell Petroleum Corporation (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended March 31, 1995).
10.13 ** Split Dollar Life Insurance Agreement  dated January 27, 1990,  between the Company, Steven K. Howell, Douglas W. Howell, David L. Howell, Bradley N. Howell and Charles W. Hall, Trustee of the Howell 1990 Children's Trusts.
10.14 ** Deferred  Compensation and Salary Continuation  Agreement dated January
            23, 1990, by and between the Company and Paul N. Howell.
10.15 ** United  States  of  America  Department of  Energy  Economic Regulatory
            Administration Consent Order with the Company dated as of February 23, 1989.
10.16 ** Letter from the Department of Energy to the Company dated September 10,
            1992, modifying the terms of the Consent Order.
10.19 ** United States  Department of the Interior Bureau of Land Management Oil
            and Gas Lease of Submerged Lands under the Outer Continental Shelf Land Act by and between the United States of America and Howell Petroleum Corporation effective as of December 1, 1981.
10.20 ** United States  Department  of the Interior Minerals  Management Service
            Oil and Gas Lease of Submerged Lands under the Outer Continental Shelf Lands Act by and between the United States of America and Total Petroleum, Inc., effective as of July 1, 1983.
10.21 ** Assignment,  Bill of Sale and  conveyance  by Total Petroleum, Inc., as assignor, to Oil Acquisitions, Inc., dated January 19, 1989.

Exhibit
Number   Description
-------  -----------
10.22 ** Unit Operating Agreement  7300' Sand  Unit,  Blocks 64 and 65 Main Pass
            Area, Offshore Plaquemines Parish, Louisiana, by and among Howell Petroleum Corporation, Oil Acquisitions, Inc., Woods Petroleum Corporation, BHP Petroleum (Americas) Inc. and Challenger Minerals, Inc., dated as of March 1, 1990.
10.23 ** Unit Agreement for Outer Continental Shelf  Development  and Production
            Operations on the 7300' Sand Unit, Blocks 64 and 65, Main Pass Area, Offshore Plaquemines Parish, Louisiana, by and among Howell Petroleum Corporation, Oil Acquisitions, Inc., Woods Petroleum Corporation, BHP Petroleum (Americas) Inc. and Challenger Minerals, Inc., dated as of April 19, 1990.
10.24 ** Processing  Agreement by and between  Howell  Petroleum Corporation and
            Exxon Company, U.S.A., effective as of August 1, 1988.
10.25    Purchase and Sale Agreement between Federal Intermediate Credit Bank of
            Jackson and Howell Petroleum Corporation (filed as an exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1993).
10.26    Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation dated as of December 13, 1993 (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1993).
10.27    First  Amendment to Lease Agreement by and between Texas  Commerce Bank
            National Association and Howell Corporation effective as of October 5, 1995 (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995).
10.28    Second  Amendment to Lease Agreement by and between Texas Commerce Bank
            National Association and Howell Corporation effective as of November 21, 1995 (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995).
10.29    Howell Corporation 1997 Stock Option Plan.
10.30    Consent  Statement  to approve the acquisition of Voyager  Energy Corp.
            and approve the increase of authorized Common Stock shares.
21 *     Subsidiaries of the Company.
23 *     Consent of Deloitte & Touche LLP.
27 *     Financial Data Schedule.

                                                                 EXHIBIT 21
                              HOWELL CORPORATION
                            Parent and Subsidiaries

                               December 31, 1997

      The following is a list of all significant operating subsidiaries of the Company on December 31, 1997. Each of the subsidiaries is included in the Company's Consolidated Financial Statements.


                                                                 Percentage of
                                                               Voting Securities
                                             Jurisdiction of       Held by
                                              Incorporation    Immediate Parent
                                             ---------------   -----------------
Howell Corporation .........................    Delaware              (1)
   Howell Hydrocarbons & Chemicals, Inc.....    Delaware             100%
   Howell Petroleum Corporation.............    Delaware             100%
   Howell Crude Oil Company.................    Delaware             100%
__________________________

(1) Paul N. Howell may be considered a "parent" of the Company. On December 31, 1997, Mr. Howell is deemed to own "beneficially," as that term is defined in Rule 13(d)(3) of the General Rules and Regulations under the Securities Exchange Act of 1934, 22% of the voting securities of the Company.

                                                                 EXHIBIT 23
                              HOWELL CORPORATION
                         Independent Auditors' Consent

To Howell Corporation:

   We consent to the incorporation by reference in Registration Statement No. 33-28389 of Howell Corporation on Form S-8 of our report dated February 27, 1998, appearing in this Annual Report on Form 10-K of Howell Corporation for the year ended December 31, 1997.



DELOITTE & TOUCHE LLP

Houston, Texas
March 20, 1998