Form 10-Q
period 1998-03-31
HOWELL CORP /DE/
filed 1998-05-15
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C. 20549

                     __________________


                         FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

                            OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission File Number 1-8704

                    HOWELL CORPORATION
  (Exact name of registrant as specified in its charter)


        Delaware                                 74-1223027
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


1111 Fannin, Suite 1500, Houston, Texas   77002
(Address of principal executive offices)(Zip Code)


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

          Class                     Outstanding at April 30, 1998
_____________________________       ___________________________
Common Stock, $1.00 par value                5,471,782


               This report contains 13 pages

================================================================================
           HOWELL CORPORATION AND SUBSIDIARIES

                         Form 10-Q

                           INDEX



                                                                     Page No.
                                                                      ______
Part I. Financial Information

Item 1. Consolidated Statements of Operations --
         Three months ended March 31, 1998 and 1997
         (unaudited)...............................................      3

        Consolidated Balance Sheets --
         March 31, 1998 (unaudited) and December 31, 1997..........      4

        Consolidated Statements of Cash Flows --
         Three months ended March 31, 1998 and 1997
         (unaudited)...............................................      5

        Notes to Consolidated Financial Statements
         (unaudited)...............................................      6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................     10


Part II.Other Information

Item 6. Exhibits and Reports on Form 8-K...........................     13

================================================================================
               PART I. FINANCIAL INFORMATION
                         (ITEM 1)



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                           Three Months Ended
                                                                March 31,
                                                            1998          1997
                                                         (In thousands, except
                                                           per share amounts)

Revenues .............................................    $ 14,267     $  9,067
                                                          --------     --------

Cost and expenses:
  Lease operating expenses ...........................       8,277        3,809
  Depreciation, depletion, and amortization...........       3,632        2,234
  Ceiling test write-down ............................      66,118         --
  General and administrative expenses.................       2,068        1,491
                                                          --------     --------
                                                            80,095        7,534
                                                          --------     --------
Other income (expense):
  Interest expense ...................................      (2,672)        (413)
  Interest income ....................................          12           25
  Net earnings of investees ..........................         120          428
  Other-net ..........................................         (11)        (134)
                                                          --------     --------
                                                            (2,551)         (94)
                                                          --------     --------

(Loss) earnings before income taxes ..................     (68,379)       1,439
Income tax (benefit) provision .......................     (23,223)         495
                                                          --------     --------
Net (loss) earnings from continuing operations........     (45,156)         944
                                                          --------     --------

Discontinued operations:
  Net earnings from Howell Hydrocarbons (less
    applicable income taxes of $256)..................        --            458
                                                          --------     --------

Net (loss) earnings ..................................     (45,156)       1,402
  Less: Preferred stock dividends ....................        (604)        (604)
                                                          --------     --------

Net (loss) earnings applicable to common shares.......    $(45,760)    $    798
                                                          ========     ========

Basic (loss) earnings per common share:
  Continuing operations ..............................    $  (8.37)    $   0.07
  Discontinued operations ............................        --           0.09
                                                          --------     --------
  Net (loss) earnings per common share (basic)........    $  (8.37)    $   0.16
                                                          ========     ========

Weighted average shares outstanding (basic)...........       5,465        4,985
                                                          ========     ========


Diluted (loss) earnings per common share:
  Continuing operations ..............................    $  (8.37)    $   0.07
  Discontinued operations ............................        --           0.09
                                                          --------     --------
  Net (loss) earnings per common share (diluted)......    $  (8.37)    $   0.16
                                                          ========     ========

Weighted average shares outstanding (diluted).........       5,465        5,075
                                                          ========     ========

Cash dividends per common share ......................    $   0.04     $   0.04
                                                          ========     ========

See accompanying Notes to Consolidated Financial Statements.

================================================================================


CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries
-----------------------------------------------------------------------------------

                                                           March 31,   December 31,
                                                             1998         1997
                                                         (Unaudited)
-----------------------------------------------------------------------------------
                                                               (In thousands,
                                                             except share data)

                 Assets
Current assets:
  Cash and cash equivalents ............................ $   1,874  $      56
  Trade accounts receivable, less allowance for doubtful
    accounts of $147 in 1998 and $144 in 1997 ..........    10,180      5,520
  Accounts receivable from investees ...................     2,300      2,300
  Other current assets .................................     1,514      1,489
                                                         ---------  ---------
   Total current assets ................................    15,868      9,365
                                                         ---------  ---------

Property, plant and equipment:
  Oil and gas properties, utilizing the full-cost method
    of accounting.......................................   375,934    371,975
  Unproven properties ..................................    41,017     41,017
  Fee mineral properties, unproven .....................    18,123     18,123
  Other ................................................     2,690      2,670
  Less accumulated depreciation, depletion and
    amortization........................................  (277,307)  (207,557)
                                                         ---------  ---------
   Net property and equipment ..........................   160,457    226,228
                                                         ---------  ---------
Investment in investees ................................    16,513     16,432
Other assets ...........................................    14,918     14,686
                                                         ---------  ---------
   Total assets ........................................  $207,756   $266,711
                                                         =========  =========

  Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt .................... $  20,000  $  20,000
  Accounts payable .....................................     4,527      2,165
  Accrued liabilities ..................................     8,633      4,819
  Income tax payable ...................................      (247)    (1,411)
                                                         ---------  ---------
   Total current liabilities ...........................    32,913     25,573
                                                         ---------  ---------
Deferred income taxes ..................................     2,592     25,071
                                                         ---------  ---------
Other liabilities ......................................     1,391      1,428
                                                         ---------  ---------
Long-term debt .........................................   119,200    117,000
                                                         ---------  ---------
Shareholders' equity:
  Preferred stock, $1 par value; 690,000 shares issued
    and outstanding, liquidation value of $34,500,000...       690        690
  Common stock, $1 par value; 5,464,642 shares issued
    and outstanding.....................................     5,465      5,465
  Additional paid-in capital ...........................    40,760     40,760
  Retained earnings ....................................     4,745     50,724
                                                         ---------  ---------
   Total shareholders' equity ..........................    51,660     97,639
                                                         ---------  ---------
   Total liabilities and shareholders' equity...........  $207,756   $266,711
                                                         =========  =========

See accompanying Notes to Consolidated Financial Statements.

===============================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries
-------------------------------------------------------------------------------

                                                       Three Months Ended March 31,
                                                            1998          1997
                                                              (In thousands)

OPERATING ACTIVITIES:
Net (loss) earnings from continuing operations.........  $(45,156)     $    944
Adjustments for non-cash items:
  Depreciation, depletion and amortization ............    69,750         2,234
  Deferred income taxes ...............................   (22,479)         --
  Equity in earnings of investees - net of
    amortization.......................................      (120)         (427)
                                                         --------      --------
Earnings from continuing operations plus non-cash
   operating items.....................................     1,995         2,751

Changes in components of working capital from
  operations:
  (Increase) decrease in trade accounts receivable.....    (4,660)        1,128
  (Increase) decrease in other current assets..........       (25)          566
  Increase (decrease) in accounts payable .............     2,362        (1,177)
  Increase (decrease) in accrued and other liabilities.     3,777        (3,668)
  Increase (decrease) in income tax payable ...........     1,164        (1,215)
                                                         --------      --------
Cash provided by (utilized in) continuing operations...     4,613        (1,615)
Cash provided by discontinued operations...............      --           1,224
                                                         --------      --------
Cash provided by (utilized in) operating activities....     4,613          (391)
                                                         --------      --------

INVESTING ACTIVITIES:
Dividends received from investees .....................        39           202
Additions to property, plant and equipment ............    (3,979)       (1,642)
Other, net ............................................      (232)         (155)
                                                         --------      --------
Cash (utilized in) investing activities ...............    (4,172)       (1,595)
                                                         --------      --------

FINANCING ACTIVITIES:
Long-term debt:
  Borrowings under revolving credit agreement, net -
   Bank of Montreal....................................     2,200          --
  Repayments under revolving credit agreement, net -
   Bank One............................................      --            (500)
  Repayments to Department of Energy ..................      --            (682)
Cash dividends:
     Common shareholders ..............................      (219)         (200)
     Preferred shareholders ...........................      (604)         (604)
Exercise of stock options .............................      --             735
                                                         --------      --------
Cash provided by (utilized in) financing activities....     1,377        (1,251)
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..     1,818        (3,237)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........        56         3,253
                                                         --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..............  $  1,874      $     16
                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:
Interest ..............................................  $  1,731      $     61
                                                         ========      ========
Income taxes ..........................................  $   --        $  1,873
                                                         ========      ========

See accompanying Notes to Consolidated Financial Statements.

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
March 31, 1998 and 1997
-------------------------------------------------------------------------------

Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the
"Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on form 10-K for the year ended December 31, 1997. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Note 2 - Adoption of New Accounting Standards

Comprehensive Income

In June 1997,  the  Financial  Accounting  Standards  Board
issued  Statement of  Financial  Accounting  Standards  No.
130,  "Reporting   Comprehensive   Income,"  ("SFAS  130").
SFAS No.  130 is  effective  for  periods  beginning  after
December  15,  1997.  SFAS 130  establishes  standards  for
reporting  and  displaying  comprehensive  income  and  its
components.   The   purpose  of   reporting   comprehensive
income is to report a measure  of all  changes in equity of
an  enterprise  that  result from  recognized  transactions
and  other  economic   events  of  the  period  other  than
transactions  with  owners  in their  capacity  as  owners.
The Company has adopted  this  standard and as of March 31,
1998,  there  are  no  adjustments  ("other   comprehensive
income") to net income in deriving comprehensive income.

In June 1997,  the  Financial  Accounting  Standards  Board
issued  Statement No. 131,  "Disclosures  about Segments of
an  Enterprise  and Related  Information,"  (SFAS No. 131).
SFAS  No.  131  establishes  standards  for  the  way  that
public  business   enterprises   report  information  about
operating   segments.   SFAS  No.  131  is  effective   for
periods  beginning  after  December 15, 1997,  but need not
be applied to interim  financial  statements in the initial
year  of   application.   Management   of  the  Company  is
evaluating what, if any, additional disclosures may be required when this statement is first applied.


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

In 1996, the Company purchased a put option and sold a call option covering 100,000 barrels of oil per month for a six-month period ended February 28, 1997. The strike prices were $16.50 per barrel for the put option and $21.10 per barrel for the call option. There was no premium associated with these options.

In 1997, the monthly average price of crude oil on the organized exchange exceeded the strike price for the call option during January and February, the final two months of the options. The payments required in 1997 under the call option totaled $0.5 million and were recorded as a reduction of revenue.

In 1998, the Company purchased a put option and sold a call option covering 4,800 barrels of oil per day for a nine-month period ended December 31, 1998. The strike prices are $16.00 per barrel for the put option and $19.25 per barrel for the call option. There is no premium associated with these options.

Note   4  -   Accumulated   Depreciation,   Depletion   and
Amortization

During the first  quarter of 1998 a pre-tax  write-down  of
the Company's  oil and gas  properties of $66.1 million was
required  as  a  result  of  lower  energy  prices.  On  an
after-tax   basis,   the   write-down   amounted  to  $43.6
million. The Company's depletion rate is anticipated to drop from $3.25 to $2.30 per equivalent barrel as a result of the write-down.


Note 5 - Income Taxes

The effective tax rate from Continuing Operations was 34% for the first three months of 1998 and 1997.

Note 6. Acquisitions & Dispositions

On December 18,  1997,  the Company  purchased  certain oil
and  gas  producing   properties  (the   "Acquisition")  in
Wyoming  from  Amoco  Production   Company   ("Amoco"),   a
subsidiary of Amoco Corporation,  for approximately  $115.4
million,   subject  to  purchase  price  adjustments.   The
effective  date of the  Acquisition  was  December 1, 1997.
The  Acquisition  was  accounted  for  using  the  purchase
method of accounting,  and accordingly,  the purchase price
has been  preliminarily  allocated  to the assets  acquired
based   on   estimated   fair   values   at  the   date  of
acquisition.   The   operating   results   of  the   assets
acquired  from Amoco have been  included  in the  Company's
Statement of Operations  since  December 18, 1997.  The pro
forma    information   shown   below   assumes   that   the
Acquisition  occurred  at  January  1,  1997.   Adjustments
have  been  made  to  reflect   changes  in  the  Company's
results  from  revenues  and direct  operating  expenses of
the producing  properties  acquired from Amoco,  additional
interest    expense    to    reflect    the    acquisition,
depreciation,  depletion  and  amortization  based  on fair
values  assigned  to the assets  acquired  and  general and
administrative  expenses  incurred  from hiring  additional
employees.  The pro  forma  financial  data  are  based  on
assumptions  and the actual  recording  of the  Acquisition
could differ.  The unaudited pro forma  financial  data are
not  necessarily   indicative  of  financial  results  that
would  have  occurred  had  the  Acquisition   occurred  on
January 1, 1997, and should not be viewed as indicative of operations in future periods.

                                                                    ProForma
                                                                   Unaudited
                                                               Three Months Ended
                                                                 March 31, 1997

                                                                 (In thousands,
                                                             except per share data)

Revenues ........................................................   $   22,500
Net earnings from continuing operations .........................   $    3,838
Net earnings from continuing operations per common share - basic.   $     0.65
Net income from continuing operations per common share-diluted ..   $     0.54


Note 7 - Litigation

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

Related to this matter,  several  royalty owners have filed
lawsuits  against the  Company in Alabama  and  Mississippi
concerning  pricing in the North  Frisco  City  Field.  The
lawsuits  allege the Company  violated its  contracts  with
the  plaintiffs  by not  paying the  plaintiffs  ". . . the
highest  available  price for oil." Damages  claimed by the
plaintiffs  include  approximately  $3.8  million  and  are
based  on  numerous  damage  theories  including,  but  not
limited to,  allegations  of breach of contract  and fraud.
The complaints also seek  unspecified  punitive  damages in
the Alabama  lawsuits  and $7 million in  punitive  damages
in the  Mississippi  lawsuit.  The  Company  filed  answers
denying  all  charges.  The Company  does not believe  that
the  ultimate  resolution  of  these  matters  will  have a
materially  adverse  effect  on  the  financial   position,
results  of  operations  or cash flows of the  Company.  On
July  28,  1997,  the  Company   settled  the   Mississippi
lawsuit.  On March  30,  1998 a  tentative  settlement  was
reached  with the Alabama  class  representative;  however,
the  settlement  must be approved  by the court.  The terms
of the  settlement are  confidential,  but the amounts paid
in   settlement   were  not   material  to  the   Company's
financial condition, results of operations or cash flows.

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


Note 8.  (Loss) Earnings per Share

Basic  earnings  per common  share  amounts are  calculated
using  the  average  number of  common  shares  outstanding
during each  period.  Diluted  earnings  per share  assumes
conversion  of dilutive  convertible  preferred  stocks and
exercise of all stock options having  exercise  prices less
than the  average  market  price of the common  stock using
the  treasury  stock  method.  The  earnings per share data
for  the  three  months  ended  March  31,  1997  has  been
restated   following   the   standards   in   Statement  of
Financial  Accounting  Standards  No.  128,  "Earnings  Per
Share".


The   tables   on   the   following    page   present   the
reconciliation   of  the  numerators  and  denominators  in
calculating   diluted   earnings  per  share  ("EPS")  from
continuing operations in accordance with Statement of Financial Accounting Standards No. 128.


================================================================================

Three Months Ended March 31, 1998

                                                                      Earnings
                                                        Increase in     per
                                           Increase in   Number of   Incremental
                                              Income      Shares        Share
                                             --------   ---------     --------
Options.................................         -        144,910        -
Dividends on convertible preferred stock     $603,750   2,090,909      $0.29


         Computation of Diluted Earnings per Share

                                                Net
                                               Loss
                                            Available
                                               from
                                            Continuing   Common
                                            Operations   Shares      Per Share
                                             --------    -------      --------
                                         $(45,759,750) 5,464,642      $(8.37)
Common stock options....................          -      144,910
                                         ------------  ----------     --------
                                         $(45,759,750) 5,609,552      $(8.16)   Antidilutive
Dividends on convertible preferred stock      603,750  2,090,909
                                         ------------  ----------     --------
                                         $(45,156,000) 7,700,461      $(5.86)   Antidilutive
                                         ============  ==========     ========


Note:  Because  diluted  EPS  from  continuing   operations
increases   from  $(8.37)  to  $(8.16)  when  common  stock
options  are  included  in  the   computation  and  because
diluted  EPS   increases   from  $(8.16)  to  $(5.86)  when
convertible   preferred   shares   are   included   in  the
computation,  both common  stock  options  and  convertible
preferred  shares are  antidilutive  and are ignored in the
computation  of  diluted  EPS from  continuing  operations.
Therefore,   diluted  EPS  from  continuing  operations  is
reported as $(8.37).



Three Months Ended March 31, 1997

                                                                      Earnings
                                                        Increase in     per
                                           Increase in   Number of   Incremental
                                              Income      Shares        Share
                                             --------   ---------     --------
Options.................................         -         90,203        -
Dividends on convertible preferred stock     $603,750   2,090,909      $0.29


         Computation of Diluted Earnings per Share

                                              Income
                                            Available
                                               from
                                            Continuing   Common
                                            Operations   Shares      Per Share
                                             --------    -------      --------
                                         $    340,250  4,984,641      $ 0.07
Common stock options....................          -       90,203
                                         ------------  ----------     --------
                                         $    340,250  5,074,844      $ 0.07    Dilutive
Dividends on convertible preferred stock      603,750  2,090,909
                                         ------------  ----------     --------
                                         $    944,000  7,165,753      $ 0.13    Antidilutive
                                         ============  ==========     ========


Note:  Because  diluted  EPS  from  continuing   operations
increases  from $0.07 to $0.13 when  convertible  preferred
shares are  included in the  computation,  the  convertible
preferred  shares are  antidilutive  and are ignored in the
computation  of  diluted  EPS from  continuing  operations.
Therefore,   diluted  EPS  from  continuing  operations  is
reported as $0.07.





================================================================================
               PART I. FINANCIAL INFORMATION
                         (ITEM 2)

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION
                 AND RESULTS OF OPERATIONS

The following is a discussion  of the  Company's  financial
condition,  results of  operations,  capital  resources and
liquidity.  This  discussion  and  analysis  should be read
in conjunction with the Consolidated  Financial  Statements
of  the  Company  and  the  notes   thereto.   Management's
review  may  include  certain  forward-looking   statements
reflecting the Company's  expectations  in the near future;
however,   many   factors   which  may  affect  the  actual
results,   especially   commodity   prices   and   changing
regulations,   are   difficult  to  predict.   Accordingly,
there is no assurance that the Company's expectations will be realized.

RESULTS OF CONTINUING OPERATIONS

The  Company's  principal  business  segment is oil and gas
production.   Results  of  continuing  operations  for  the
three months ended March 31, 1998 and 1997, are discussed below.

Oil and Gas Production

                                       Three Months Ended March 31,
                                             1998       1997
Revenues (in thousands):
Sales of oil and natural gas...........   $ 13,441    $ 7,518
Sales of LaBarge other products........        491        432
Gas marketing..........................        220      1,011
Minerals leasing and other.............        115        106
                                          --------    -------
     Total revenues....................   $ 14,267    $ 9,067
                                          ========    =======

Operating (loss) profit (in thousands).   $(65,828)   $ 1,533
                                          ========    =======

Operating information:
Average net daily production:
    Oil and NGL (Bbls).................     10,221      3,111
    Natural gas (Mcf)..................     13,242      8,515

Average sales prices:
    Oil and NGL (per Bbl)..............     $12.18    $18.63
    Natural gas (per Mcf)..............     $ 1.88    $ 3.00

Revenues

Revenues  for three  months  increased  $5.2  million  when
compared   to  1997   primarily   due  to  the   additional
properties purchased from Amoco. As a result of the new properties the Company's net daily production of oil and natural gas liquids increased 228% and the net daily production of natural gas increased 55% when compared to the three months ended March 31, 1997.

Increased  revenues  as a result  of  increased  production
were  partially   offset  by  lower  energy   prices.   The
Company's average realized oil price and natural gas price declined 34% and 37%, respectively. Revenues were also impacted by a decrease in production from the Company's
Main Pass 64/65 property due to storm-related downtime.

In  order  to  mitigate   the  effects  of  future   price
fluctuations,   the  Company  periodically  enters  into  a
limited  program  of  hedging  its  crude  oil  production.
Crude oil  futures and  options  contracts  are used as the
hedging   tools.   Changes  in  the  market  value  of  the
futures transactions are deferred until the gain or loss is recognized on the hedged transactions.


The  Company's  average  realized  sales price of its crude
oil  production  during the three  months  ended  March 31,
1997  was  reduced  by the  effects  of the  put  and  call
options  the  Company  had in place.  The  strike  price of
the call  options was  exceeded  for two months of the 1997
period,  resulting  in a  reduction  of  revenues  of  $0.5
million.  Without the effects of the  options,  the average
sales price of the  Company's  crude oil  production  would
have been  $20.61  instead of $18.68 for the first  quarter
of  1997.   The   Company   did  not  utilize  any  hedging
instruments in the three months ended March 31, 1998.


The  Company  has  entered  into a hedging  program for the
period April through  December 1998. The Company  purchased
a  put  option  and  sold  a  call  option  covering  4,800
barrels  of oil  per  day  for a  nine-month  period  ended
December  31,  1998.  The  strike  prices   are  $16.00 per
barrel for the put option and $19.25 per barrel for the call option. There is no premium associated with these options.



Operating Profit

During  the  first   quarter  of  1998   operating   profit
decreased   $67.4   million  when  compared  to  the  first
quarter  of  1997.  The  decrease  was  primarily  due to a
pre-tax  non-cash   write-down  of  $66.1  million  of  the
Company's oil and gas  properties.  On an after-tax  basis,
the  write-down  amounted  to $43.6  million,  or a loss of
$7.99 per common  share.  The  operating  profit before the
write-down  was  $0.3  million,   or  a  decrease  of  $1.2
million  when  compared to the three months ended March 31,
1997.  The  Company's  depletion  rate  is  anticipated  to
drop  from  $3.25  to  $2.30  per  equivalent  barrel  as a
result  of  the  write-down.   Offsetting  revenue  was  an
increase in lease  operating  expenses  and pre  write-down
depletion   expenses   primarily  due  to  the   additional
production activity from the Wyoming properties.

Also  contributing to the decrease in operating  profit was
an  increase in general  and  administrative  expenses as a
result of the  additional  transition  expenses  associated
with  assuming  operations  of the new Wyoming  properties.
general  and   administrative   expenses   increased   $0.6
million when comparing the first quarter of 1998 to 1997.

Crude Oil Marketing

The  Company  retains a direct  and  indirect  interest  in
Genesis  Crude  Oil,  L.P.,   Genesis  Energy,   L.P.,  and
Genesis   Energy,   L.L.C.    (collectively   referred   to
hereinafter as "Genesis"). As a result of the Company's interest, the Company recognized net earnings in Genesis of $0.1 million during the first three months of 1998.
This represents a decrease of $0.3 million from the first three months of 1997.

Net Interest Expense

Net  interest  expense for the three months ended March 31,
1998  increased  $2.3  million  above  the 1997  level as a
result of  increased  debt of $113.9  million.  The  reason
for  this   increase   was  the  purchase  of  the  Wyoming
properties from Amoco on December 17, 1997.

Provision for Income Taxes

The  Company's  effective tax rate for both periods was 34%
which  reflects  the  statutory   federal  rate  and  state
income  taxes  less  the  effect  of  statutory   depletion
deductions in excess of cost basis.

RESULTS FROM DISCONTINUED OPERATIONS

Technical Fuels and Chemical Processing

On July 31, 1997, the Company completed the previously announced sale and disposition of substantially all of the assets of its research and reference fuels and custom chemical manufacturing business.

The   results   of  the   technical   fuels  and   chemical
processing  business have been  classified as  discontinued
operations  in  the  accompanying   consolidated  financial
statements.   Net  earnings  from  discontinued  operations
were $0.5  million  for the three  months  ended  March 31,
1997.    Discontinued    operations   also   includes   the
allocation of interest expense (based on a ratio of net assets of discontinued operations to total consolidated net assets). Interest expense allocated for the three months ended March 31, 1997 was $52,000.



LIQUIDITY AND CAPITAL RESOURCES

Cash  provided  by  continuing  operations  for  the  first
quarter  of 1998 was $4.9  million.  Of this  amount,  $2.9
million was  provided by a  reduction  in working  capital.
This   compares  to  $1.6  million  of  cash   utilized  by
continuing  operations in the comparable  1997 quarter.  Of
this  utilization,  $4.4 million was for increased  working
capital.  The  Company  increased  debt by $2.2  million in
the first  quarter as compared  to a  reduction  in debt of
$1.2   million   in  the  1997   first   quarter.   Capital
expenditures in the 1998 quarter were $4.0 million, a $2.3 million increase over the 1997 quarter.

The  Company's  total  debt at March  31,  1998 was  $139.2
million,  comprised  of $119.2  million  in  long-term  and
$20.0   million  in  current   maturities.   The  Company's
working capital deficit of $17.0 million at March 31, 1998 included this $20.0 million of current maturities.
At March 31, 1998, the Company had $10.8 million in unused borrowing capacity under the terms of its Credit
Facility.

As a result  of the  impairment  of the  Company's  oil and
gas  properties  in  the  first  quarter  of  1998  due  to
decreases in the price of oil, the  Company's  Tangible Net
Worth was less than the  minimum  required  under the terms
of the Credit  Facility.  That  impairment  would have been
an  Event  of  Default,  but  for  the  fact  that  Bank of
Montreal  waived  the  requirement.  Lower oil prices  also
precipitated  a  reduction  in the Company's borrowing base
in the May 1  redetermination.   The Company  is  currently
negotiating revisions to its Credit Facility with Bank of Montreal. Management expects a satisfactory agreement to be completed in the second quarter of 1998.

Budgeted   capital   expenditures   have  been  reduced  to
compensate  for the  decreased  cash flow caused by reduced
oil  and  gas  prices.  The  Company   anticipates  capital
spending   of  $5.0   million  to  $8.0   million  for  the
remainder of 1998.

During the first quarter of 1998, the Company paid common dividends of $0.2 million and preferred dividends of $0.6 milion.



================================================================================
                PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

       (a) Exhibits - none.


       (b) Reports on Form 8-K
           A report on Form 8-K was filed on January  2, 1998 announcing:
        1) the acquisition of a group of producing  oil  and
              natural  gas  properties  located  in Wyoming,
              Montana, Colorado and North Dakota from  Amoco
              Production Company for $115.4 million in cash,
        2) the new credit  agreement dated December 17, 1997
              between   Howell   Petroleum  Corporation  and
              Bank of Montreal, and

           A report  on Form  8-K/A  was filed on March 3, 1998
              disclosing   the   financial   statements  and
              exhibits  associated  with the January 2, 1998
              Form 8-K filing.


                         SIGNATURE

Pursuant to the  requirements  of the  Securities  Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Howell Corporation
                              (Registrant)



Date:  May 15, 1998           /s/  J. Richard Lisenby
                              -----------------------
                              J. Richard Lisenby
                              Vice President & Chief Financial Officer
                              (Principal Financial and Accounting Officer)