Form 10-Q
period 1998-06-30
HOWELL CORP /DE/
filed 1998-08-14
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                            -----------------------


                                  FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                            Yes    X    No
                                  ---       ---

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at July 31, 1998
---------------------------------         ------------------------------------
 Common Stock, $1.00 par value                         5,471,782

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

Item 1.  Consolidated Statements of Operations --
           Three and six months ended June 30, 1998 and 1997 (unaudited)... 3

         Consolidated Balance Sheets --
           June 30, 1998 (unaudited) and December 31, 1997................. 4

         Consolidated Statements of Cash Flows --
           Six  months ended June 30, 1998 and 1997 (unaudited)............ 5

         Notes to Consolidated Financial Statements (unaudited)............ 6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 11


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K................................. 14

                        PART I. FINANCIAL INFORMATION
                                   (ITEM 1)


====================================================================================================
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries
----------------------------------------------------------------------------------------------------
                                                          Three Months Ended      Six Months Ended
                                                               June 30,               June 30,
                                                           1998        1997       1998        1997
                                                           ----        ----       ----        ----
                                                                    (In thousands, except
                                                                      per share amounts)
Revenues ............................................   $ 12,267    $  7,904    $ 26,534    $ 16,971
                                                        --------    --------    --------    --------

Cost and expenses:
   Lease operating expenses .........................      5,774       3,210      14,051       7,019
   Depreciation, depletion, and amortization ........      2,434       2,290       6,066       4,524
   Ceiling test write-down ..........................       --          --        66,118        --
   General and administrative expenses ..............      1,053         973       3,121       2,464
                                                         --------    --------   --------    --------
                                                           9,261       6,473      89,356      14,007
                                                         --------    --------    -------     -------
Other income (expense):
   Interest expense .................................     (2,762)       (441)     (5,434)       (854)
   Interest income ..................................         35          26          47          51
   Net earnings of investees ........................        104          79         224         507
   Other-net ........................................       (146)        (39)       (157)       (173)
                                                        --------    --------    --------    --------
                                                          (2,769)       (375)     (5,320)       (469)
                                                        --------    --------    --------    --------

Earnings (loss) before income taxes .................        237       1,056     (68,142)      2,495
Income tax provision (benefit) ......................        103         417     (23,120)        912
                                                        --------    --------    --------    --------
Net earnings (loss) from continuing operations ......        134         639     (45,022)      1,583
                                                        --------    --------    --------    --------

Discontinued operations:
  Net earnings from Howell Hydrocarbons
   (less applicable income taxes of $(15), $53, $(15)
   and $309, respectively)...........................        (59)       --           (59)        458
                                                        --------    --------    --------    --------

Net earnings (loss) .................................         75         639     (45,081)      2,041
   Less: Preferred stock dividends ..................       (604)       (604)     (1,208)     (1,208)
                                                        --------    --------    --------    --------

Net (loss) earnings applicable to common shares .....   $   (529)   $     35    $(46,289) $      833
                                                        ========    ========    ========    ========

Basic (loss) earnings per common share:
   Continuing operations ............................   $  (0.09)   $   0.01    $  (8.45)   $   0.08
   Discontinued operations ..........................      (0.01)       --         (0.01)       0.09
                                                        --------    --------    --------    --------

   Net (loss) earnings per common share (basic) .....   $  (0.10)   $   0.01    $  (8.46)   $   0.17
                                                        ========    ========    ========    ========

Weighted average shares outstanding(basic) ..........      5,472       5,020       5,468       5,003
                                                        ========    ========    ========    ========

Diluted (loss) earnings per common share:
   Continuing operations ............................   $  (0.09)   $   0.01    $  (8.45)   $   0.07
   Discontinued operations ..........................      (0.01)       --         (0.01)       0.09
                                                        --------    --------    --------    --------

   Net (loss) earnings per common share(diluted) ....   $  (0.10)   $   0.01    $  (8.46)   $   0.16
                                                        ========    ========    ========    ========
Weighted average shares outstanding (diluted) .......      5,472       5,193       5,468       5,134
                                                        ========    ========    ========    ========
Cash dividends per common share .....................   $   0.04    $   0.04    $   0.08    $   0.08
                                                        ========    ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.


========================================================================================================
CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries
--------------------------------------------------------------------------------------------------------

                                                                            June 30,     December 31,
                                                                              1998          1997
                                                                          (Unaudited)

                                                                       (In thousands, except share data)

                       Assets
Current assets:
   Cash and cash equivalents ..........................................   $   1,123    $      56
   Trade accounts receivable, less allowance for doubtful accounts of
       $150 in 1998 and $144 in 1997 ..................................       7,188        5,520
   Accounts receivable from investees .................................       2,300        2,300
   Other current assets ...............................................         729        1,489
                                                                          ---------    ---------
    Total current assets ..............................................      11,340        9,365
                                                                          ---------    ---------

Property, plant and equipment:
   Oil and gas properties, utilizing the full-cost method of accounting     385,966      371,975
   Unproven properties ................................................      44,517       41,017
   Fee mineral properties, unproven ...................................      18,123       18,123
   Other ..............................................................       2,409        2,670
   Less accumulated depreciation, depletion and amortization ..........    (279,481)    (207,557)
                                                                          ---------    ---------
    Net property and equipment ........................................     171,534      226,228
                                                                          ---------    ---------
Investment in investees ...............................................      16,577       16,432
Other assets ..........................................................       3,031       14,686
                                                                          ---------    ---------
    Total assets ......................................................   $ 202,482    $ 266,711
                                                                          =========    =========

        Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt ..................................   $  30,000    $  20,000
   Accounts payable ...................................................       4,995        2,165
   Accrued liabilities ................................................       5,765        4,819
   Income tax payable .................................................        (201)      (1,411)
                                                                          ---------    ---------
    Total current liabilities .........................................      40,559       25,573
                                                                          ---------    ---------
Deferred income taxes .................................................       2,592       25,071
                                                                          ---------    ---------
Other liabilities .....................................................       1,355        1,428
                                                                          ---------    ---------
Long-term debt ........................................................     107,000      117,000
                                                                          ---------    ---------
Shareholders' equity:
   Preferred stock, $1 par value; 690,000 shares issued and
     outstanding, liquidation value of $34,500,000 ....................         690          690
   Common stock, $1 par value; 5,471,782 shares issued and outstanding        5,472        5,465
   Additional paid-in capital .........................................      40,818       40,760
   Retained earnings ..................................................       3,996       50,724
                                                                          ---------    ---------
    Total shareholders' equity ........................................      50,976       97,639
                                                                          ---------    ---------
    Total liabilities and shareholders' equity ........................   $ 202,482    $ 266,711
                                                                          =========    =========

See accompanying Notes to Consolidated Financial Statements.

==============================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries
----------------------------------------------------------------------------------------------
                                                                     Six Months Ended June 30,
                                                                          1998       1997
                                                                          ----       ----
                                                                          (In thousands)
OPERATING ACTIVITIES:
Net (loss) earnings from continuing operations .....................   $(45,022)   $  1,583
Adjustments for non-cash items:
   Depreciation, depletion and amortization ........................     72,184       4,524
   Deferred income taxes ...........................................    (22,479)       --
   Equity in earnings of investees - net of amortization ...........       (224)       (507)
                                                                       --------    --------
Earnings from continuing operations plus non-cash operating items ..      4,459       5,600
Changes in components of working capital from operations:
   (Increase) decrease in trade accounts receivable ................     (1,668)      1,949
   Decrease in other current assets ................................        760         870
   Increase (decrease) in accounts payable .........................      2,873      (1,443)
   Increase (decrease) in accrued and other liabilities ............      1,233      (2,003)
   Increase (decrease) in income tax payable .......................      1,283      (1,878)
                                                                       --------    --------
Cash provided by continuing operations .............................      8,940       3,095
Cash (utilized in) provided by discontinued operations .............       (535)      2,693
                                                                       --------    --------
Cash provided by operating activities ..............................      8,405       5,788
                                                                       --------    --------

INVESTING ACTIVITIES:
Dividends received from investees ..................................         79         204
Additions to property, plant and equipment .........................    (17,527)     (5,188)
Refund of deposit for Amoco Acquisition ............................     12,369        --
Other, net .........................................................       (677)       (173)
                                                                       --------    --------
Cash (utilized in) investing activities ............................     (5,756)     (5,157)
                                                                       --------    --------

FINANCING ACTIVITIES:
Long-term debt:

   Repayments under revolving credit agreement, net - Bank One .....       --        (3,001)
   Repayments to Department of Energy ..............................       --          (682)
Cash dividends:
     Common shareholders ...........................................       (439)       (399)
     Preferred shareholders ........................................     (1,208)     (1,208)
Exercise of stock options ..........................................         65       1,425
                                                                       --------    --------
Cash (utilized in) financing activities ............................     (1,582)     (3,865)
                                                                       --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............      1,067      (3,234)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................         56       3,253
                                                                       ========    ========
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................   $  1,123    $     19
                                                                       ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Net cash paid for:
Interest ...........................................................   $  3,656    $    615
                                                                       ========    ========
Income taxes .......................................................   $     65    $  1,449
                                                                       ========    ========

See accompanying Notes to Consolidated Financial Statements

================================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
June 30, 1998 and 1997
--------------------------------------------------------------------------------

Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and six months ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on form 10-K for the year ended December 31, 1997. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Reclassifications

Certain reclassifications have been made to the 1997 financial presentation to conform with the 1998 presentation.

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

Note 3 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company uses a limited program of hedging its crude oil production. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions. The Company is currently engaged in a nine-month hedging program ending December 31, 1998, and was also engaged in a hedging program during the first two months of 1997.

In 1998, the Company purchased a put option and sold a call option covering 4,800 barrels of oil per day for a nine-month period ended December 31, 1998. The strike prices are $16.00 per barrel for the put option and $19.25 per barrel for the call option. There is no premium associated with these options. During the three months ended June 30, 1998, the Company received $0.6 million as a result of the options. Without the options the average price per barrel of oil for the three and six months ended June 30, 1998, would have been reduced from $11.35 to $10.67 and $11.85 to $11.51, respectively.

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

Note 4 - Accumulated Depreciation, Depletion and Amortization

During the first quarter of 1998 a pre-tax write-down of the Company's oil and gas properties of $66.1 million was required as a result of lower energy prices. On an after-tax basis, the write-down amounted to $43.6 million. When compared to 1997, the Company's pre write-down depletion rate for the three and six months ended June 30, 1998, dropped from $5.33 to $2.33 per equivalent barrel and from $5.35 to $2.79 per equivalent barrel, respectively.


Note 5 - Income Taxes

The effective tax rate from Continuing Operations was 43%, 34%, 39% and 37%, respectively, for the three and six months ended June 30, 1998, and June 30, 1997. The rate variance is due to changes in state income tax estimates.

Note 6 - Acquisitions & Dispositions

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

                                                                          Pro Forma          Pro Forma
                                                                          Unaudited          Unaudited
                                                                     Three Months Ended   Six Months Ended
                                                                       June 30, 1997       June 30, 1997
                                                                     ------------------   ----------------
                                                                    (In thousands, except per share data)
Revenues ...........................................................        20,650             43,150
Net earnings from continuing operations ............................         3,496              7,334
Net earnings from continuing operations per common share - basic ...          0.58               1.22
Net income from continuing operations per common share - diluted ...          0.48               1.02

On July 31, 1997, the Company completed the previously announced sale and disposition of Howell Hydrocarbons & Chemicals, Inc. which represented substantially all of the assets of its research and reference fuels and custom chemical manufacturing business. The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued Operations had a loss of $0.1 million for the six months ended June 30, 1998, primarily due to 1997 franchise and state income taxes paid in 1998.

Note 7 - Litigation

On July 11, 1995, the Company received a demand letter from several working interest owners in the North Frisco City Field and in the North Rome Field indicating the Company had not paid according to the terms of a "call on production." The Company was granted a call on a portion of this production but has never exercised the call. Accordingly, the Company has filed petitions for declaratory judgment to that effect in cases styled Howell Petroleum Corporation, et al, vs. Shore Oil Company, et al, District Court of Harris County, Texas; No. 95-037480 and Howell Petroleum Corporation, et al, vs. Tenexco, Inc., et al, District Court of Harris County, Texas; No. 95-037970. The defendants in this action have counterclaimed against the Company. These claims are similar in nature to the Alabama and Mississippi royalty litigation. One of the defendants, John Faulkinberry, has filed a counterclaim against the Company seeking actual damages of $75,000 and punitive damages of $100,000,000. Effective July 14, 1997, the Company settled with John Faulkinberry as well as several other working interest owners. The terms of the settlement are confidential, but the amounts paid in settlement were not material to the Company's financial condition, results of operations or cash flows. The case (as to the remaining interest owners) is currently set for trial on December 7, 1998.

Related to this matter, several royalty owners have filed lawsuits against the Company in Alabama and Mississippi concerning pricing in the North Frisco City Field. The lawsuits allege the Company violated its contracts with the plaintiffs by not paying the plaintiffs ". . . the highest available price for oil." Damages claimed by the plaintiffs include approximately $3.8 million and are based on numerous damage theories including, but not limited to, allegations of breach of contract and fraud. The complaints also seek unspecified punitive damages in the Alabama lawsuits and $7 million in punitive damages in the Mississippi lawsuit. The Company filed answers denying all charges. The Company does not believe that the ultimate resolution of these matters will have a materially adverse effect on the financial position, results of operations or cash flows of the Company. On July 28, 1997, the Company settled the Mississippi lawsuit. On March 30, 1998, a tentative settlement was reached with the Alabama class representative; however, the settlement must be approved by the court. The amounts to be paid in settlement are not material to the Company's financial condition, results of operations or cash flows.

On December 3, 1997, Snyder Oil Corporation sued Amoco Production Company and Howell Petroleum Corporation to enjoin the sale of the Beaver Creek Unit to Howell Petroleum until such time as Amoco complies with Snyder's preferential right to purchase the unit. Snyder Oil Corporation v. Amoco Production Company and Howell Petroleum Corporation; District Court, Ninth Judicial District, Fremont County, Wyoming; Civil Action No. 29861. The lawsuit is based upon two theories: (i) the Beaver Creek Unit should not have been sold in a package with other properties, and (ii) Amoco and Howell Petroleum inflated the value of the unit in order to make it too costly for Snyder to buy the unit. On May 26, 1998, the Company settled this case. In connection with the settlement, the Company agreed to relinquish its contractual rights to purchase the Beaver Creek unit and acquired, effective May 1, 1998, additional gas properties from Amoco for $11.0 million.

There are various other lawsuits and claims against the Company, none of which, in the opinion of management, will have a materially adverse effect on the Company.

Note 8 - (Loss) Earnings per Share

Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The earnings per share data for the three and six months ended June 30, 1997 has been restated following the standards in Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The tables below present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.


Three Months Ended June 30, 1998
                                                                      Earnings
                                                        Increase in      per
                                           Increase in   Number of   Incremental
                                              Income      Shares       Share
                                           -----------  -----------  -----------
Options....................................     -            24,371       -
Dividends on convertible preferred stock... $ 603,750     2,090,909     $0.29

                                      Computation of Diluted Earnings per Share
                                              Net Loss
                                             Available
                                                from
                                             Continuing    Common
                                             Operations    Shares     Per Share
                                            -----------  -----------  ----------
                                            $(469,750)    5,471,782    $(0.09)
Common stock options.......................      -           24,371
                                            -----------  -----------  ----------
                                            $(469,750)    5,496,153    $(0.09)    Antidilutive
Dividends on convertible preferred stock...   603,750     2,090,909
                                            ----------  -----------   ----------
                                            $ 134,000    7,587,062     $ 0.02     Antidilutive
                                            ==========  ===========   ==========

Note: Because diluted EPS from continuing operations increases from $(0.09) to $0.02 when common stock options and convertible preferred shares are included in the computation, the common stock options and convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $(0.09).

Three Months Ended June 30, 1997
                                                                      Earnings
                                                        Increase in      per
                                           Increase in   Number of   Incremental
                                              Income      Shares       Share
                                           -----------  -----------  -----------
Options....................................     -           172,435       -
Dividends on convertible preferred stock... $ 603,750     2,090,909     $0.29

                                      Computation of Diluted Earnings per Share
                                              Income
                                             Available
                                               from
                                             Continuing    Common
                                             Operations    Shares     Per Share
                                            -----------  -----------  ----------
                                            $   35,250    5,020,372     $0.01
Common stock options.......................     -           172,435
                                            -----------  -----------  ----------
                                            $   35,250    5,192,807     $0.01     Dilutive
Dividends on convertible preferred stock...    603,750    2,090,909
                                            -----------  -----------  ----------
                                            $  639,000    7,283,716     $0.09     Antidilutive
                                            ===========  ===========  ==========

Note: Because diluted EPS from continuing operations increases from $0.01 to $0.09 when convertible preferred shares are included in the computation, the convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.01.

Six Months Ended June 30, 1998
                                                                        Earnings
                                                          Increase in      per
                                             Increase in   Number of   Incremental
                                                Income       Shares       Share
                                             -----------  -----------  -----------
Options....................................       -           84,641       -
Dividends on convertible preferred stock...  $1,207,500    2,090,909     $0.58

                                        Computation of Diluted Earnings per Share
                                                Net Loss
                                               Available
                                                  from
                                               Continuing    Common
                                               Operations    Shares     Per Share
                                              -----------  -----------  ---------
                                             $(46,229,500)  5,468,232    $(8.45)
Common stock options.......................        -           84,641
                                             ------------   ---------   --------
                                             $(46,229,500)  5,552,873    $(8.33)  Antidilutive
Dividends on convertible preferred stock...     1,207,500   2,090,909
                                             ============   =========   ========
                                             $(45,022,000)  7,643,782    $(5.89)  Antidilutive
                                             ============   =========   ========


Note: Because diluted EPS from continuing operations increases from $(8.45) to $(8.33) when common stock options are included in the computation and because diluted EPS increases from $(8.33) to $(5.89) when convertible preferred shares are included in the computation, both common stock options and convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $(8.45).


Six Months Ended June 30, 1997
                                                                        Earnings
                                                          Increase in     per
                                             Increase in   Number of   Incremental
                                               Income       Shares       Share
                                             -----------  -----------  -----------
Options....................................        -         131,319       -
Dividends on convertible preferred stock...  $1,207,500    2,090,909     $0.58

                                      Computation of Diluted Earnings per Share
                                               Income
                                             Available
                                                from
                                             Continuing    Common
                                             Operations    Shares      Per Share
                                            -----------  -----------   ---------
                                            $  375,500     5,002,605     $0.08
Common stock options.......................       -          131,319
                                            -----------  -----------   ---------
                                            $  375,500    $5,133,924     $0.07    Dilutive
Dividends on convertible preferred stock...  1,207,500     2,090,909
                                            -----------  -----------   ---------
                                            $1,583,000     7,224,833     $0.22    Antidilutive
                                            ===========  ===========   =========


Note: Because diluted EPS from continuing operations increases from $0.07 to $0.22 when convertible preferred shares are included in the computation, the convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.07.

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

RESULTS OF CONTINUING OPERATIONS

The Company's principal business segment is oil and gas production. Results of continuing operations for the three and six months ended June 30, 1998 and 1997, are discussed below.

Oil and Gas Production

                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                          1998     1997          1998      1997
                                          ----     ----          ----      ----
Revenues (in thousands):
Sales of oil and natural gas...........  $11,621  $6,366       $ 25,062  $13,885
Sales of LaBarge other products........      291     415            782      846
Gas marketing..........................      265     720            485    1,731
Minerals leasing and other.............       90     403            205      509
                                         -------  ------       --------  -------
     Total revenues....................  $12,267  $7,904       $ 26,534  $16,971
                                         =======  ======       ========  =======

Operating profit(loss)(in thousands)...  $ 3,006  $1,431       $(62,822)  $2,964
                                         =======  ======       ========  =======

Operating information:
Average net daily production:
    Oil and NGL (Bbls).................    9,368   3,175          9,792    3,143
    Natural gas (Mcf)..................   11,850   8,755         12,542    8,636

Average sales prices:
    Oil and NGL (per Bbl)..............  $ 11.18  $17.15       $  11.70   $17.88
    Natural gas (per Mcf)..............  $  1.94  $ 1.76       $   1.91   $ 2.37

Revenues

Revenues for three and six months ended June 30, 1998, increased $4.4 million and $9.6 million, respectively, when compared to 1997 primarily due to the additional properties purchased from Amoco. As a result of the new properties the Company's net daily production of oil and natural gas liquids increased 195% and 212%, respectively, when compared to the three and six months ended June 30, 1997. Also contributing to the increase in revenues for the three months ended June 30, 1998, was a 10% increase in the average realized natural gas price.

Increased revenues were partially offset by lower energy prices. The Company's average realized oil price declined 35% for the three and six months ended June 30, 1998, and the Company's average realized natural gas price declined 19% for the six months ended June 30, 1998. Revenues for the six months ended June 30, 1998, were also impacted by a decrease in production from the Company's Main Pass 64/65 property due to storm-related downtime.

In order to mitigate the effects of future price fluctuations, the Company periodically enters into a limited program of hedging its crude oil production. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions.

The Company has entered into a hedging program for the period April through December 1998. The Company purchased a put option and sold a call option covering 4,800 barrels of oil per day for a nine-month period ended December 31, 1998. The strike prices are $16.00 per barrel for the put option and $19.25 per barrel for the call option. There is no premium associated with these options. During the three months ended June 30, 1998, the Company received $0.6 million, which was recorded as revenue, as a result of the options. Without the options the average realized oil price for the three and six months ended June 30, 1998, would have been reduced from $11.35 to $10.67 and from $11.85 to $11.51, respectively.

The Company's average realized sales price of its crude oil production during the six months ended June 30, 1997 was reduced by the effects of the put and call options the Company had in place. The strike price of the call options was exceeded for the first two months of 1997, resulting in a reduction of revenues of $0.5 million. Without the effects of the options, the average sales price of the Company's crude oil production would have been $19.09 instead of $18.12.

Operating Profit

During the first six months of 1998, operating profit decreased $65.8 million when compared to the first six months of 1997. The decrease was primarily due to a pre-tax non-cash write-down of $66.1 million of the Company's oil and gas properties. On an after-tax basis, the write-down amounted to $43.6 million, or a loss of $7.98 per common share. The operating profit before the write-down for the six months was $3.3 million, an increase of $0.3 million when compared to the six months ended June 30, 1997. Offsetting revenue was an increase in lease operating expenses and pre write-down depletion expenses primarily due to the additional production activity from the Wyoming properties.

Operating profit for the three months ended June 30, 1998, increased $1.6 million from the same period in 1997. The increase was primarily due to the additional properties acquired from Amoco in December 1997. Also, as a result of the write-down in the first quarter 1998, the Company's depletion rate dropped from $5.33 to $2.33 per equivalent barrel for the three months ended June 30, 1998, when compared to the same period in 1997.

Also contributing to the decrease in operating profit was an increase in general and administrative expenses as a result of the additional transition expenses associated with assuming operations of the new Wyoming properties. General and administrative expenses increased $0.7 million when comparing the first six months of 1998 to 1997.

Crude Oil Marketing

The Company retains a direct and indirect interest in Genesis Crude Oil, L.P., Genesis Energy, L.P., and Genesis Energy, L.L.C. (collectively referred to hereinafter as "Genesis"). As a result of the Company's interest, the Company recognized net earnings in Genesis of $0.2 million during the first six months of 1998. This represents a decrease of $0.3 million from the first six months of 1997.

Net Interest Expense

Net interest expense for the three and six months ended June 30, 1998, increased $2.3 million and $4.6 million, respectively, above the 1997 level as a result of increased debt of $114.2 million. The reason for this increase was the purchase of the Wyoming properties from Amoco on December 17, 1997.

Provision for Income Taxes

The Company's effective tax rate for the three months ended June 30, 1998 and 1997 was 43% and 39%, respectively. For the six months ended June 30, 1998 and 1997, the effective tax rate was 34% and 37%, respectively. The rates reflect the statutory federal rate and state income taxes less the effect of statutory depletion deductions in excess of cost basis.

RESULTS FROM DISCONTINUED OPERATIONS

Technical Fuels and Chemical Processing

On July 31, 1997, the Company completed the previously announced sale and disposition of Howell Hydrocarbons & Chemicals, Inc. which represented substantially all of the assets of its research and reference fuels and custom chemical manufacturing business.

The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued operations incurred a net loss of $0.1 million for the three and six months ended June 30, 1998, primarily as a result of 1997 franchise and state income taxes paid during 1998. Net earnings from discontinued operations were $0.5 million for the six months ended June 30, 1997. Discontinued operations also includes the allocation of interest expense (based on a ratio of net assets of discontinued operations to total consolidated net assets). Interest expense allocated for the three and six months ended June 30, 1997 was $60,000 and $112,000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations for the six months ended June 30, 1998, was $8.9 million. Of this amount, $4.5 million was provided by a reduction in working capital. This compares to $3.1 million of cash provided by continuing operations in the comparable 1997 period. During the 1997 period, working capital changes resulted in cash utilization of $2.5 million. The Company's debt did not increase during the first six months of 1998 compared to a reduction in debt of $3.0 million during the first six months of 1997. Capital expenditures for the six months ended June 30, 1998, were $17.5 million compared to $5.2 million for the 1997 period. Of the $17.5 million, $11.0 million was associated with the purchase of certain Amoco properties in place of the Beaver Creek Unit involved in the Snyder and Amoco litigation. See Note 7 of Notes to the Consolidated Financial Statements.

The Company's total debt at June 30, 1998, was $137.0 million, comprised of $107.0 million in long-term and $30.0 million in current maturities due May 30, 1999. Various recapitalization alternatives are under review. The Company's working capital deficit of $29.2 million at June 30, 1998, included this $30.0 million of current maturities. At June 30, 1998, the Company had $13.0 million in unused borrowing capacity under the terms of its Credit Facility.

As a result of the impairment of the Company's oil and gas properties in the first quarter of 1998 due to decreases in the price of oil, the Company's Tangible Net Worth was less than the minimum required under the terms of the Credit Facility. That impairment would have been an Event of Default, but for the fact that Bank of Montreal waived the requirement. The Company successfully negotiated revisions to its Credit Facility with Bank of Montreal as noted in the 8-K filed June 12, 1998.

Budgeted capital expenditures have been reduced to compensate for the decreased cash flow caused by reduced oil and gas prices. The Company anticipates spending $3.0 million to $6.0 million for the remainder of 1998.

During the first six months of 1998, the Company paid common dividends of $0.4 million and preferred dividends of $1.2 million.

Year 2000 Date Conversion

The Company has a plan in place that addresses the 2000 year date conversion matters. Based on preliminary estimates, the cost of implementing this plan is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve these 2000 year date conversion issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

                          PART II. OTHER INFORMATION

Item 4. Results of Votes of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on April 29, 1998, for the following purposes:

To elect three members of the Board of Directors to serve a three-year term as Class I Directors.

        (a) The results of the voting for each of the nominees for director were as follows:

                                     Shares      Shares     Broker
                                      For       Withheld  Non-Voters
                                     ------     --------  ----------
            Paul N. Howell          4,937,459     6,220       -
            Richard K. Hebert       4,939,979     3,700       -
            Donald W. Clayton       4,939,979     3,700       -

         A simple majority of the shares of common stock represented at the meeting was required for each nominee to be elected. Therefore, all nominees for director were elected.

        (b) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 1998.

        The results of the voting on this matter were as follows:

                        Shares For           4,937,274
                        Shares Against           5,200
                        Shares Abstaining        1,205
                        Broker Non-Votes             -

        A simple majority of the common shares represented was required for ratification; therefore, the appointment was ratified.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits - none.

        (b) Reports on Form 8-K

            A report on Form 8-K was filed on January 2, 1998, announcing:
            1) the acquisition of a group of producing oil and natural gas properties located in Wyoming, Montana, Colorado and North Dakota from Amoco Production Company for $115.4 million in cash,
            2) the new credit agreement dated December 17, 1997 between Howell Petroleum Corporation and Bank of Montreal, and

            A report on Form 8-K/A was filed on March 3, 1998, disclosing the financial statements and exhibits associated with the January 2, 1998, Form 8-K filing.

            A report on Form 8-K/A was filed on June 5, 1998, announcing the settlement of certain litigation brought by Snyder Oil Corporation against the Company and Amoco Production Company.

            A report on Form 8-K was  filed on June  12,  1998,  announcing  the
            amendment  of   the   credit  agreement   between  Howell  Petroleum
            Corporation and Bank of Montreal.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Howell Corporation
                                   ------------------
                                   (Registrant)



Date:  August 14, 1998              /s/  J. Richard Lisenby
                                    --------------------------------------------
                                    J. Richard Lisenby
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)