Form 10-Q
period 1998-09-30
HOWELL CORP /DE/
filed 1998-11-16
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                            -----------------------


                                  FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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

                            Yes    X    No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at October 31, 1998
---------------------------------         ------------------------------------
 Common Stock, $1.00 par value                         5,471,782


                        This report contains 15 pages

                     HOWELL CORPORATION AND SUBSIDIARIES

                                  Form 10-Q

                                    INDEX



                                                                        Page No.
                                                                        --------
Part I. Financial Information

Item 1. Consolidated Statements of Operations --
         Three and nine months ended September 30,1998 and 1997(unaudited) 3

        Consolidated Balance Sheets --
         September 30, 1998 (unaudited) and December 31, 1997..........    4

        Consolidated Statements of Cash Flows --
         Nine  months ended September 30, 1998 and 1997 (unaudited)....    5

        Notes to Consolidated Financial Statements (unaudited).........    6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    11


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..............................    15


                                     PART I. FINANCIAL INFORMATION
                                                 (ITEM 1)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries


                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                                   1998       1997       1998       1997
                                                                   ----       ----       ----       ----
                                                                           (In thousands, except
                                                                            per share amounts)

Revenues ...................................................   $ 12,525    $  7,522    $ 39,059    $ 24,493
                                                               --------    --------    --------    --------
Cost and expenses:
   Lease operating expenses ................................      6,386       3,566      20,437      10,585
   Depreciation, depletion, and amortization ...............      2,842       2,250       8,908       6,774
   Ceiling test write-down .................................       --          --        66,118        --
   General and administrative expenses .....................         91       1,192       3,212       3,656
                                                               --------    --------    --------    --------
                                                                  9,319       7,008      98,675      21,015
                                                               --------    --------    --------    --------
Other income (expense):
   Interest expense ........................................     (2,772)       (210)     (8,206)     (1,064)
   Interest income .........................................         22          24          69          75
   Net earnings of investees ...............................        227         229         451         736
   Other-net ...............................................        (78)        301        (235)        128
                                                               --------    --------    --------    --------
                                                                 (2,601)        344      (7,921)       (125)
                                                               --------    --------    --------    --------

Earnings (loss) before income taxes ........................        605         858     (67,537)      3,353
Income tax provision (benefit) .............................        (60)        150     (23,180)      1,062
                                                               --------    --------    --------    --------
Net earnings (loss) from continuing operations .............        665         708     (44,357)      2,291

Discontinued operations:
  Net earnings from Howell Hydrocarbons
    (less applicable income taxes of $235,$196,$220
    and $505, respectively) ................................        455         299         396         757
                                                               --------    --------    --------    --------
Net earnings (loss) ........................................      1,120       1,007     (43,961)      3,048
  Less: Preferred stock dividends ..........................       (604)       (604)     (1,811)     (1,811)
                                                               --------    --------    --------    --------
Net (loss) earnings applicable to common shares ............   $    516    $    403    $(45,772)   $  1,237
                                                               ========    ========    ========    ========
Basic (loss) earnings per common share:
   Continuing operations                                       $   0.01    $   0.02    $  (8.44)   $   0.10
   Discontinued operations                                         0.08        0.06        0.07        0.15
                                                               --------    --------    --------    --------
   Net (loss) earnings per common share(basic) .............   $   0.09    $   0.08    $  (8.37)   $   0.25
                                                               ========    ========    ========    ========
Weighted average shares outstanding(basic) .................      5,472       5,096       5,469       5,034
                                                               ========    ========    ========    ========
Diluted (loss) earnings per common share:
   Continuing operations....................................   $   0.01    $   0.02    $  (8.44)   $   0.09
   Discontinued operations .................................       0.08        0.06        0.07        0.15
                                                               --------    --------    --------    --------

   Net (loss) earnings per common share(diluted) ...........   $   0.09    $   0.08    $  (8.37)   $   0.24
                                                               ========    ========    ========    ========
Weighted average shares outstanding (diluted) ..............      5,472       5,393       5,469       5,220
                                                               ========    ========    ========    ========
Cash dividends per common share ............................   $   0.04    $   0.04    $   0.12    $   0.12
                                                               ========    ========    ========    ========


See accompanying Notes to Consolidated Financial Statements





CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries


                                                                           September 30,  December 31,
                                                                               1998          1997
                                                                               ----          ----
                                                                                 (Unaudited)

                                                                      (In thousands, except share data)

                       Assets

Current assets:
   Cash and cash equivalents ...........................................   $     232    $      56
   Trade accounts receivable, less allowance for doubtful accounts of
       $153 in 1998 and $141 in 1997 ...................................      12,035        5,520
   Accounts receivable from investees ..................................       2,300        2,300
   Other current assets ................................................         829        1,489
                                                                           ---------    ---------
    Total current assets ...............................................      15,396        9,365
                                                                           ---------    ---------

Property, plant and equipment:
   Oil and gas properties, utilizing the full-cost method of accounting      386,959      371,975
   Unproven properties..................................................      44,517       41,017
   Fee mineral properties, unproven ....................................      18,123       18,123
   Other ...............................................................       2,553        2,670
   Less accumulated depreciation, depletion and amortization ...........    (282,320)    (207,557)
                                                                           ---------    ---------
      Net property and equipment .......................................     169,832      226,228
                                                                           ---------    ---------
Investment in investees.................................................      16,764       16,432
Other assets ...........................................................       2,996       14,686
                                                                           ---------    ---------
    Total assets .......................................................   $ 204,988    $ 266,711
                                                                           =========    =========

        Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt ...................................   $  30,000    $  20,000
   Accounts payable ....................................................       6,998        2,165
   Accrued liabilities .................................................       5,349        4,819
   Income tax payable ..................................................      (1,104)      (1,411)
                                                                           ---------    ---------
    Total current liabilities ..........................................      41,243       25,573
                                                                           ---------    ---------
Deferred income taxes ..................................................       3,668       25,071
                                                                           ---------    ---------
Other liabilities ......................................................       1,304        1,428
                                                                           ---------    ---------
Long-term debt .........................................................     107,500      117,000
                                                                           ---------    ---------
Shareholders' equity:
   Preferred stock, $1 par value; 690,000 shares issued and
     outstanding, liquidation value of $34,500,000 .....................         690          690
   Common stock, $1 par value; 5,471,782 shares issued and outstanding
     in 1998; 5,464,642 issued and outstanding in 1997..................       5,472        5,465
   Additional paid-in capital ..........................................      40,818       40,760
   Retained earnings ...................................................       4,293       50,724
                                                                           ---------    ---------
    Total shareholders' equity .........................................      51,273       97,639
                                                                           =========    =========
    Total liabilities and shareholders' equity .........................   $ 204,988    $ 266,711
                                                                           =========    =========

See accompanying Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                    Nine Months Ended September 30,
                                                            1998       1997
                                                            ----       ----
                                                            (In thousands)

OPERATING ACTIVITIES:
Net (loss) earnings from continuing operations..........  $(44,357)    $ 2,291
Adjustments for non-cash items:
   Depreciation, depletion and amortization.............    75,026       6,773
   Deferred income taxes................................   (21,403)     (1,900)
   Equity in earnings of investees - net of amortization      (451)       (736)
   Gain on sale of assets...............................        (2)       (139)
                                                          ---------   ---------
Earnings from continuing operations plus non-cash            8,813       6,289
operating items.........................................
Changes in components of working capital from operations:
   (Increase) decrease in trade accounts receivable.....    (6,515)      1,454
   Decrease in other current assets.....................       660         619
   Increase (decrease) in accounts payable..............     4,874      (1,188)
   Increase (decrease) in accrued and other liabilities.       918      (3,398)
   Increase (decrease) in income tax payable............       145        (957)
                                                          ---------   ---------
Cash provided by continuing operations..................     8,895       2,819
Cash provided by discontinued operations................         5       1,250
                                                          ---------   ---------
Cash provided by operating activities...................     8,900       4,069
                                                          ---------   ---------

INVESTING ACTIVITIES:
Dividends received from investees.......................       119         298
Proceeds from the disposition of property...............        39      20,049
Additions to property, plant and equipment..............   (18,667)     (7,515)
Refund of deposit for Amoco Acquisition.................    12,369           -
Other, net..............................................      (679)         33
                                                          ---------   ---------
Cash (utilized in) investing activities.................    (6,819)     12,865
                                                          ---------   ---------

FINANCING ACTIVITIES:
Long-term debt:
 Borrowings under revolving credit agreement,net-Bank of .     500          -
 Repayments under revolving credit agreement,net- Bank One..     -     (17,081)
 Repayments to Department of Energy.....................         -      (2,418)
Cash dividends:
     Common shareholders................................      (659)       (603)
     Preferred shareholders.............................    (1,811)     (1,811)
Exercise of stock options...............................        65       1,774
                                                          ---------   ---------
Cash utilized in financing activities...................    (1,905)    (20,139)
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....       176      (3,205)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........        56       3,257
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................  $    232     $    52
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Net cash paid for:
Interest................................................  $  6,976     $   815
                                                          =========   =========
Income taxes............................................  $     66     $ 4,683
                                                          =========   =========

See accompanying Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
September 30, 1998 and 1997


Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on form 10-K for the year ended December 31, 1997. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Reclassifications

Certain reclassifications have been made to the 1997 financial presentation to conform with the 1998 presentation.

Note 2 - New Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). SFAS No. 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. The Company has adopted this standard and as of September 30, 1998, there are no adjustments ("other comprehensive income") to net income in deriving comprehensive income.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of the Statement. Retroactive application to periods prior to adoption is not allowed. The Company has not qualified the impact of adoption on its financial statements or the date it intends to adopt.

Note 3 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company uses a limited program of hedging its crude oil production. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions. The Company is currently engaged in a nine-month hedging program ending January 8, 1999, and was also engaged in a hedging program during the first two months of 1997.

In 1998, the Company purchased a put option and sold a call option covering 4,800 barrels of oil per day for a nine-month period ended January 8, 1999. The strike prices are $16.00 per barrel for the put option and $19.25 per barrel for the call option. There is no premium associated with these options. During the three and nine months ended September 30, 1998, the Company received $0.8 million and $1.4 million, respectively, as a result of the options. These amounts were recorded as additional revenues. Without the options the average price per barrel of oil for the three and nine months ended September 30, 1998, would have been reduced from $10.92 to $9.95 and $11.53 to $10.98, respectively.

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

Note 4 - Accumulated Depreciation, Depletion and Amortization

During the first quarter of 1998 a pre-tax write-down of the Company's oil and gas properties of $66.1 million was required as a result of lower energy prices. On an after-tax basis, the write-down amounted to $43.6 million. When compared to 1997, the Company's pre write-down depletion rate for the three and nine months ended September 30, 1998, dropped from $5.33 to $2.64 per equivalent barrel and from $5.35 to $2.74 per equivalent barrel, respectively.


Note 5 - Income Taxes

The effective tax rate from Continuing Operations was 34% and 32% for the nine months ended September 30, 1998 and 1997, respectively.

Note 6 - Acquisitions & Dispositions

On December 17, 1997, the Company purchased certain oil and gas producing properties (the "Acquisition") in Wyoming from Amoco Production Company ("Amoco"), a subsidiary of Amoco Corporation, for approximately $115.4 million, subject to purchase price adjustments. The effective date of the Acquisition was December 1, 1997. The Acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price has been preliminarily allocated to the assets acquired based on estimated values at the date of acquisition. The operating results of the assets acquired from Amoco have been included in the Company's Statement of Operations since December 18, 1997. The pro forma information shown on the following page assumes that the Acquisition occurred at January 1, 1997. Adjustments have been made to reflect changes in the Company's results from revenues and direct operating expenses of the producing properties acquired from Amoco, additional interest expense to reflect the acquisition, depreciation, depletion and amortization based on fair values assigned to the assets acquired and general and administrative expenses incurred from hiring additional employees. The unaudited pro forma financial data are not necessarily indicative of financial results that would have occurred had the Acquisition occurred on January 1, 1997, and should not be viewed as indicative of operations in future periods.


                                                                     Pro Forma           Pro Forma
                                                                     Unaudited           Unaudited
                                                                 Three Months Ended   Nine Months Ended
                                                                 September 30, 1997   September 30, 1997
                                                                 -------------------  ------------------
                                                                  (In thousands, except per share data)

Revenues .......................................................   $   21,641          $   64,791
Net earnings from continuing operations ........................        3,534              10,868
Net earnings from continuing operations per common share - basic         0.58                1.80
Net income from continuing operations per common share - diluted         0.47                1.49

On July 31, 1997, the Company completed the previously announced sale and disposition of Howell Hydrocarbons & Chemicals, Inc. ("HHCI") which represented substantially all of the assets of its research and reference fuels and custom chemical manufacturing business. The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued Operations had a gain of $0.4 million for the nine months ended September 30, 1998, primarily due to payments received from the purchaser of the assets of Howell Hydrocarbons & Chemicals, Inc. (HHCI), the amount of which was determined in accordance with a formula contained in the sales agreement based on the post-closing earnings of the HHCI facility before interest, income taxes, depreciation and amortization.


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


Note 8 - Earnings (Loss) per Share

Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method. The earnings per share data for the three and nine months ended September 30, 1997 have been restated following the standards in Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

The following tables present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.




Three Months Ended September 30, 1998
                                                                             Earnings
                                                                Increase        per
                                                   Increase     in Number   Incremental
                                                   in Income    of Shares      Share
                                                  -----------  -----------  ----------
Options....................................               -          543          -
Dividends on convertible preferred stock...       $  603,750   2,090,909    $    0.29


                                        Computation of Diluted Earnings per Share
                                                     Income
                                                    Available
                                                      from
                                                   Continuing    Common
                                                   Operations    Shares     Per Share
                                                  -----------  -----------  ----------
                                                  $   61,250   5,471,782    $    0.01
Common stock options.......................              -           543
                                                  -----------  ----------   ----------
                                                  $   61,250    5,472,325   $    0.01      Dilutive
Dividends on convertible preferred stock...          603,750    2,090,909
                                                  -----------  -----------  ----------
                                                  $  665,000    7,563,234   $    0.09      Antidilutive
                                                  ===========  ===========  ==========


Note: Because diluted EPS increases from $0.01 to $0.09 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS. Therefore, diluted EPS is reported as $0.01.


Three Months Ended September 30, 1997
                                                                             Earnings
                                                                Increase        per
                                                   Increase     in Number   Incremental
                                                   in Income    of Shares      Share
                                                  -----------  -----------  ----------

Options.....................................            -         297,439         -
Dividends on convertible preferred stock....      $  603,750    2,090,909   $    0.29


                                         Computation of Diluted Earnings per Share
                                                   Income
                                                  Available
                                                    from
                                                  Continuing     Common
                                                  Operations     Shares     Per Share
                                                  -----------  -----------  ----------
                                                  $  104,250    5,095,818   $    0.02
Common stock options........................           -          297,439
                                                  -----------  -----------  ----------
                                                  $  104,250    5,393,257   $    0.02    Dilutive
Dividends on convertible preferred stock....         603,750    2,090,909
                                                  -----------  -----------  ----------
                                                  $  708,000    7,484,166   $    0.09    Antidilutive
                                                  ===========  ===========  ==========

Note: Because diluted EPS increases from $0.02 to $0.09 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS. Therefore, diluted EPS is reported as $0.02.


Nine Months Ended September 30, 1998

                                                                                   Earnings
                                                                      Increase        per
                                                         Increase     in Number   Incremental
                                                         in Income    of Shares      Share
                                                        -----------  -----------  ----------
Options...............................................         -         56,608       -
Dividends on convertible preferred stock..............  $1,811,250    2,090,909   $    0.87



                                          Computation of Diluted Earnings per Share

                                                         Net Loss
                                                         Available
                                                           from
                                                        Continuing     Common
                                                        Operations     Shares     Per Share
                                                        -----------  -----------  ----------
                                                      $(46,168,250)   5,469,428   $   (8.44)
Common stock options.................................          -         56,608
                                                        -----------  -----------  ----------
                                                      $(46,168,250)   5,526,036   $   (8.35)   Antidilutive
Dividends on convertible preferred stock.............    1,811,250    2,090,909
                                                       ------------  -----------  ----------
                                                      $(44,357,000)   7,616,945   $   (5.82)   Antidilutive
                                                       ============  ===========  ==========


Note: Because diluted EPS increases from ($8.44) to ($8.35) when common stock options are included in the computation and because diluted EPS increases from ($8.25) to ($5.82) when convertible preferred shares are included in the computation, both common stock options and convertible preferred shares are ignored in the computation of diluted EPS. Therefore, diluted EPS from continuing operations is reported as ($8.44).



Nine Months Ended September 30, 1997
                                                                                     Earnings
                                                                      Increase      per
                                                         Increase     in Number  Incremental
                                                         in Income    of Shares    Share
                                                        -----------  -----------  ----------
Options................................................      -          186,692         -
Dividends on convertible preferred stock............... $1,811,250    2,090,909   $    0.87


                  Computation of Diluted Earnings per Share
                                                           Income
                                                          Available
                                                            from
                                                         Continuing     Common
                                                         Operations     Shares     Per Share
                                                        -----------  -----------  ----------
                                                         $ 479,750    5,033,610   $    0.10
Common stock options....................................       -        186,692
                                                        -----------  -----------   ---------
                                                        $  479,750    5,220,302   $    0.09   Dilutive
Dividends on convertible preferred stock                 1,811,250    2,090,909
                                                        -----------  -----------   ---------
                                                        $2,291,000    7,311,211   $    0.31   Antidilutive
                                                        ===========  ===========  ==========


Note: Because diluted EPS increases from $0.09 to $0.31 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS. Therefore, diluted EPS is reported as $0.09.





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

RESULTS OF CONTINUING OPERATIONS

The Company's principal business segment is oil and gas production. Results of continuing operations for the three and nine months ended September 30, 1998 and 1997, are discussed below.

Oil and Gas Production


                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                          1998     1997           1998      1997
                                          ----     ----           ----      ----
Revenues (in thousands):
Sales of oil and natural gas...........  $11,689  $6,268         $36,751    $20,142
Sales of LaBarge other products........      468     413           1,250      1,258
Gas marketing..........................      198     560             683      2,291
Minerals leasing and other.............      170     281             375        802
                                         -------- -------       ---------   --------

     Total revenues....................  $12,525  $7,522        $ 39,059    $24,493
                                         ======== =======       =========   ========

Operating profit (loss) (in thousands).  $ 3,206  $  514        $(59,616)   $ 3,478
                                         ======== =======       =========   ========

Operating information:
Average net daily production:
    Oil and NGL (Bbls).................    9,467   3,039           9,684      3,108
    Natural gas (Mcf)..................   12,626   8,894          12,571      8,723

Average sales prices:
    Oil and NGL (per Bbl)..............  $ 10.98  $16.71        $  11.46    $ 17.50
    Natural gas (per Mcf)..............  $  1.83  $ 1.95        $   1.88    $  2.22


Revenues

Revenues for three and nine months ended September 30, 1998, increased $5.0 million and $14.6 million, respectively, when compared to 1997 primarily due to the additional properties purchased from Amoco. As a result of the new properties the Company's net daily production of oil and natural gas liquids increased 212% when compared to the three and nine months ended September 30, 1997. Also contributing to the increase in revenues for the three and nine months ended September 30, 1998, was an increase in the daily production of natural gas of 42% and 44%, respectively.

Increased revenues due to these volume increases were partially offset by lower energy prices. The Company's average realized oil price declined 36% and 35% for the three and nine months ended September 30, 1998, and the Company's average realized natural gas price declined 6% and 15% for the three and nine months ended September 30, 1998, respectively. Revenues for the nine months ended September 30, 1998, were also impacted by a decrease in production from the Company's Main Pass 64/65 property due to storm-related downtime.

In order to mitigate the effects of future price fluctuations, the Company periodically enters into a limited program of hedging its crude oil production. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions.

The Company has entered into a hedging program for the period April through December 1998. The Company purchased a put option and sold a call option covering 4,800 barrels of oil per day for a nine-month period ended January 9, 1999. The strike prices are $16.00 per barrel for the put option and $19.25 per barrel for the call option. There is no premium associated with these options. During the three and nine months ended September 30, 1998, the Company received $0.8 million, and $1.4 million respectively, which was recorded as revenue, as a result of the options. Without the options the average realized oil price for the three and nine months ended September 30, 1998, would have been reduced from $10.92 to $9.95 and from $11.53 to $10.98, respectively.

The Company's average realized sales price of its crude oil production during the nine months ended September 30, 1997 was reduced by the effects of the put and call options the Company had in place. The strike price of the call options was exceeded for the first two months of 1997, resulting in a reduction of revenues of $0.5 million. Without the effects of the options, the average sales price of the Company's crude oil production would have been $18.44 instead of $17.79.

Operating Profit

During the first nine months of 1998, operating profit decreased $63.1 million when compared to the first nine months of 1997. The decrease was primarily due to a pre-tax non-cash write-down of $66.1 million of the Company's oil and gas properties. On an after-tax basis, the write-down amounted to $43.6 million, or a loss of $7.97 per common share. The operating profit before the write-down for the nine months was $6.5 million, an increase of $3.0 million when compared to the nine months ended September 30, 1997. Offsetting revenue was an increase in lease operating expenses and pre write-down depletion expenses primarily due to the additional production activity from the Wyoming properties.

Operating profit for the three months ended September 30, 1998, increased $2.7 million from the same period in 1997. The increase was primarily due to the additional properties acquired from Amoco in December 1997. Also, as a result of the write-down in the first quarter 1998, the Company's depletion rate dropped from $5.33 to $2.64 per equivalent barrel for the three months ended September 30, 1998, when compared to the same period in 1997.

Also contributing to the increase in operating profit for the three months ended September 30, 1998, was a decrease in general and administrative expenses as a result of the additional transition expense adjustments associated with assuming operations of the new Wyoming properties. General and administrative expenses decreased $1.1 million when comparing the third quarter of 1998 to 1997.

Crude Oil Marketing

The Company retains a direct and indirect interest in Genesis Crude Oil, L.P., Genesis Energy, L.P., and Genesis Energy, L.L.C. (collectively referred to hereinafter as "Genesis"). As a result of the Company's interest, the Company recognized net earnings in Genesis of $0.5 million during the first nine months of 1998. This represents a decrease of $0.3 million from the first nine months of 1997.

Net Interest Expense

Net interest expense for the three and nine months ended September 30, 1998, increased $2.5 million and $7.1 million, respectively, above the 1997 level as a result of increased debt of $134 million. The primary reason for this increase was the purchase of the Wyoming properties from Amoco on December 17, 1997.

Provision for Income Taxes

The Company's effective tax rate for the three months ended September 30, 1998 and 1997 was (10%) and 17%, respectively. An adjustment to the state income tax provision resulted in a tax benefit for 1998. The percentage depletion deduction resulted in a lower 1997 effective rate. For the nine months ended September 30, 1998 and 1997, the effective tax rate was 34% and 32%, respectively.





RESULTS FROM DISCONTINUED OPERATIONS

Technical Fuels and Chemical Processing

On July 31, 1997, the Company completed the previously announced sale and disposition of Howell Hydrocarbons & Chemicals, Inc. ("HHCI") which represented substantially all of the assets of its research and reference fuels and custom chemical manufacturing business.

The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued operations resulted in net earnings of $0.5 million and $0.4 million, respectively, for the three and nine months ended September 30, 1998, due to payments received from the purchaser of the assets of HHCI, the amount of which was determined in accordance with a formula contained in the sales agreement based on the post-closing earnings of the HHCI facility before interest, income taxes, depreciation and amortization. Net earnings from discontinued operations were $0.8 million for the nine months ended September 30, 1997. Discontinued operations for 1997 also includes the allocation of interest expense (based on a ratio of net assets of discontinued operations to total consolidated net assets). Interest expense allocated for the nine months ended September 30, 1997 was $112,000.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations for the nine months ended September 30, 1998, was $8.9 million. This compares to $2.8 million of cash provided by continuing operations in the comparable 1997 period. During the 1997 period, working capital changes resulted in cash utilization of $3.5 million. The Company's debt increased $0.5 million during the first nine months of 1998 compared to a reduction in debt of $19.5 million during the first nine months of 1997. Capital expenditures for the nine months ended September 30, 1998, were
$18.7  million  compared  to $7.6  million  for the 1997  period.  Of the  $18.7 million, $11.0 million was associated with the purchase of certain Amoco properties in place of the Beaver Creek Unit involved in the Snyder and Amoco litigation.

The Company's total debt at September 30, 1998, was $137.5 million, comprised of $107.5 million in long-term and $30.0 million in current maturities due May 30, 1999. The Company's working capital deficit of $25.8 million at September, 30, 1998, included this $30.0 million of current maturities. At September 30, 1998, the Company had $12.5 million in unused borrowing capacity under the terms of its Credit Facility. The Company is currently undergoing a borrowing base redetermination. Various refinancing alternatives, including selected asset sales, to reduce the current maturities are under review; however, there can be no assurance that sufficient capital will be available to the Company on terms it considers reasonable.

As a result of the impairment of the Company's oil and gas properties in the first quarter of 1998 due to decreases in the price of oil, the Company's Tangible Net Worth would have been less than the minimum required under the terms of the Credit Facility. That impairment would have been an Event of Default but for the fact that Bank of Montreal waived the requirement. The Company successfully negotiated revisions to its Credit Facility with Bank of Montreal which addressed this issue as noted in the 8-K filed June 12, 1998. If oil prices remain at their current depressed levels, the Company may again be required to impair the value of its oil and gas properties. If this impairment occurs, the Company may not be able to satisfy certain covenants contained in the Credit Facility.

Budgeted capital expenditures have been reduced to compensate for the decreased cash flow caused by reduced oil and gas prices. The Company anticipates spending $3.0 million to $5.0 million for the remainder of 1998.

During the first nine months of 1998, the Company paid common dividends of $0.7 million and preferred dividends of $1.8 million.

Year 2000 Date Conversion

The Company has a plan in place that addresses the year 2000 ("Y2K") conversion issue. The first step in the plan is to evaluate all computer systems used in its operations. This includes accounting and financial systems, field and production systems, and other field or office devices that may not be Y2K compliant. This is followed by a determination of what remedial action is necessary and initiation of that remedy. The Company has begun corrective action on major systems both in the office and in the field and anticipates completion in early to mid 1999.

The next step is to determine the Y2K status of relevant outside suppliers and vendors. While the Company cannot control the Y2K corrective action of third parties, it is in the process of identifying and contacting its critical suppliers and vendors. Based on their status, the Company will develop contingency plans. These should be completed by mid 1999.

The Company's plan to correct its in-house systems involves installation of new software and hardware. Based on preliminary estimates, the cost of implementing this plan is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. Most of the replacement systems, in addition to being Y2K compliant, have significantly enhanced capabilities which will benefit operations in future periods.

Management believes it has an effective program in place to respond to the Y2K situation. However, it is not possible to anticipate all possible variables, especially concerning third parties. Achieving Y2K compliance is subject to risks and uncertainties, such as those referred to above. If the Company, its customers or vendors are unable to resolve these Y2K date conversion issues in a timely manner, it could result in a material financial risk.

Forward-looking Statements

Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, oil and natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, and changes in the level and timing of future costs and expenses related to drilling and operating activities.

Words such as "anticipated", "expect", "estimate", "project", and similar expressions are intended to identify forward-looking statements.

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

                                    Howell Corporation
                                    (Registrant)



Date:  November 13, 1998            /s/  J. Richard Lisenby
                                    J. Richard Lisenby
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)