Form 10-Q
period 1999-03-31
HOWELL CORP /DE/
filed 1999-05-17
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                        --------------------


                              FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

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

                      Yes    X    No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

           Class                     Outstanding at April 30, 1999
-----------------------------       -------------------------------
Common Stock, $1.00 par value                  5,471,782


                          This report contains 14 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX



                                                                        Page No.
                                                                        -------
Part  I.   Financial Information

Item 1. Consolidated Statements of Operations --
          Three months ended March 31, 1999 and 1998 (unaudited)            3

        Consolidated Balance Sheets --
          March 31, 1999 (unaudited) and December 31, 1998                  4

        Consolidated  Statements  of Cash Flows --
          Three  months ended March 31, 1999 and 1998 (unaudited)           5

        Notes to Consolidated Financial Statements (unaudited)              6


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9


Part II.Other Information

Item 4. Results of Votes of Security Holders                               13

Item 6. Exhibits and Reports on Form 8-K                                   14

                          PART I. FINANCIAL INFORMATION
                                     (ITEM 1)



CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries

                                          Three Months Ended
                                               March 31,
                                           1999       1998
                                         (In thousands, except
                                          per share amounts)

Revenues................................   $8,878    $14,267
                                          --------   --------

Cost and expenses:
  Lease operating expenses..............    5,888      8,277
  Depreciation, depletion, and
      amortization......................    2,114      3,632
  Ceiling test write-down...............        -     66,118
  General and administrative expenses...    1,240      2,068
                                          --------   --------
                                            9,242     80,095
                                          --------   --------
Other income (expense):
  Interest expense......................   (2,271)    (2,672)
  Interest income.......................       38         12
  Net earnings of investees.............       65        120
  Other-net.............................     (130)       (11)
                                          --------   --------
                                           (2,298)    (2,551)
                                          --------   --------

Loss before income taxes................   (2,662)   (68,379)
Income tax benefit......................     (895)   (23,223)
                                          --------   --------
Net loss from continuing operations.....   (1,767)   (45,156)
                                          --------   --------

Discontinued operations:
  Net earnings from Howell Hydrocarbons
  (less applicable income taxes of  $695)   1,350         -
                                          --------   --------

Net loss................................     (417)   (45,156)
  Less: Preferred stock dividends.......     (604)      (604)
                                          --------   --------

Net loss applicable to common shares....  $(1,021)  $(45,760)
                                          ========   ========

Basic (loss) earnings per common share:
  Continuing operations.................  $ (0.43)    $(8.37)
  Discontinued operations...............     0.25         -
                                          --------   --------

  Net loss per common share (basic).....  $ (0.18)    $(8.37)
                                          ========   ========

Weighted average shares outstanding         5,472      5,465
(basic).................................  ========   ========


Diluted (loss) earnings per common share:
  Continuing operations.................  $ (0.43)    $(8.37)
  Discontinued operations...............     0.25         -
                                          --------   --------

  Net loss per common share (diluted)...  $ (0.18)    $(8.37)
                                          ========   ========

Weighted average shares outstanding         5,472      5,465
(diluted)...............................  ========   ========

Cash dividends per common share.........  $  0.04     $ 0.04
                                          ========   ========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries


                                              March 31,  December 31,
                                                1999        1998
                                             (Unaudited)
                                       (In thousands, except share data)
                   Assets
Current assets:
  Cash and cash equivalents.................   $    23    $5,871
  Trade accounts receivable, less allowance
      for doubtful accounts of
      $156 in 1999 and 1998.................     8,748     9,230
  Income tax receivable.....................         -     5,701
  Deferred income taxes.....................     3,725     3,408
  Other current assets......................       410       577
                                               --------  --------
    Total current assets....................    12,906    24,787
                                               --------  --------

Property, plant and equipment:
  Oil and gas properties, utilizing the
      full-cost method of accounting........   360,824   385,048
  Unproven properties.......................    38,554    43,263
  Other.....................................     2,682     2,653
  Less accumulated depreciation, depletion
      and amortization......................  (309,406) (309,330)
                                               --------  --------
    Net property and equipment..............    92,654   121,634
                                               --------  --------
Investment in investees.....................    16,933    16,908
Other assets................................     2,822     2,962
                                               ========  ========
    Total assets............................  $125,315  $166,291
                                               ========  ========

    Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt.........   $     -   $22,000
  Accounts payable..........................     8,949     8,639
  Accrued liabilities.......................     4,611     5,520
                                               --------  --------
    Total current liabilities...............    13,560    36,159
                                               --------  --------
Other liabilities...........................     1,217     1,261
                                               --------  --------
Long-term debt..............................    84,906   102,000
                                               --------  --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1 par value; 690,000
    shares issued and outstanding,
    liquidation value of $34,500,000........       690       690
  Common stock, $1 par value; 5,471,782
    shares issued and outstanding in 1999
    and 1998................................     5,472     5,472
  Additional paid-in capital................    40,829    40,829
  Retained (deficit) earnings...............   (21,359)  (20,120)
                                               --------  --------
    Total shareholders' equity..............    25,632    26,871
                                               ========  ========
    Total liabilities and shareholders'equity $125,315  $166,291
                                               ========  ========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries


                                            Three Months Ended March 31,
                                                   1999      1998
                                                   (In thousands)

OPERATING ACTIVITIES:
Net loss from continuing operations............   $(1,767) $(45,156)

Adjustments for non-cash items:
  Depreciation, depletion and amortization.....     2,114    69,750
  Deferred income taxes........................      (317)  (22,479)
  Equity in earnings of investees - net of
     amortization..............................       (65)     (120)
  Dividends received from Genesis..............        40        39
                                                  -------  --------
Earnings from continuing operations plus
     non-cash operating items..................         5     2,034
Changes in components of working capital from
     operations:
  Decrease (increase) in trade accounts
     receivable................................       472    (4,660)
  Decrease in federal income tax receivables...     5,701        -
  Decrease (increase) in other current assets..       167       (25)
  Increase in accounts payable.................       197     2,362
  (Decrease) increase in accrued and other
     liabilities...............................      (930)    3,777
  (Decrease) increase in income tax payable....      (582)    1,164
                                                  -------  --------
Cash provided by continuing operations.........     5,030     4,652
Cash provided by discontinued operations.......     2,032        -
                                                  -------  --------
Cash provided by operating activities..........     7,062     4,652
                                                  -------  --------

INVESTING ACTIVITIES:
Proceeds from the disposition of oil and gas
   properties..................................    27,541        -
Additions to property, plant and equipment.....      (675)   (3,979)
Other, net.....................................       140      (232)
                                                  -------  --------
Cash provided by (utilized in) investing
   activities..................................    27,006    (4,211)
                                                  -------  --------

FINANCING ACTIVITIES:
(Repayments) borrowings under revolving credit
   agreement, net..............................   (39,094)    2,200
Cash dividends:
     Common shareholders.......................      (219)     (219)
     Preferred shareholders....................      (603)     (604)
                                                 --------   -------
Cash (utilized in) provided by  financing
   activities..................................   (39,916)    1,377
                                                  -------   -------

NET (DECREASE) INCREASE  IN CASH AND CASH
   EQUIVALENTS.................................    (5,848)    1,818
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.     5,871        56
                                                  -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......   $    23   $ 1,874
                                                  =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:
Interest.......................................   $ 2,348   $ 1,731
                                                  =======   =======
Income taxes...................................   $    16   $     -
                                                  =======   =======

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
March 31, 1999 and 1998


Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on form 10-K for the year ended December 31, 1998. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Reclassifications

Certain reclassifications have been made to the 1998 financial presentation to conform with the 1999 presentation.

Note 2 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged, but not prior to the beginning of any fiscal quarter that begins after issuance of the Statement. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt.

Note 3 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company from time to time used a limited program of hedging its crude oil production. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions. The Company was not engaged in a hedging program during the first quarter of 1999 or 1998.

The Company has entered into two hedging programs during the second quarter of 1999. The first program is a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices are $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program is a purchase of a put option and sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices are $14.50 per barrel for the put option and $18.80 per barrel for the call option. There are no premiums associated with either of these programs.

Note 4 - Accumulated Depreciation, Depletion and Amortization

During the first quarter of 1998 a pre-tax write-down of the Company's oil and gas properties of $66.1 million was required as a result of lower energy prices. On an after-tax basis, the write-down amounted to $43.6 million. When compared to 1998, the Company's depletion rate for the three months ended March 31, 1999, was $2.20 per equivalent barrel versus a pre write-down rate of $3.23 for the same period ended March 31, 1998.

Note 5 - Acquisitions & Dispositions

On January 4, 1999, the Company sold its right to participate in the future earnings of Specified Fuels & Chemicals, Inc. ("SFC") for $2.0 million. SFC acquired the Company's research and reference fuel business in July 1997. The sale and results of the research and reference fuel business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued Operations had a gain of $1.4 million for the three months ended March 31, 1999, primarily as a result of the sale.

On January 29, 1999, the Company sold its interest in the LaBarge field, located in southwestern Wyoming, for $15.8 million. The effective date was January 1, 1999. The project consists of three Federal units, 17 producing wells, a field gathering system, a dehydration plant, a 32-mile dehydrated raw gas pipeline, and a gas processing plant. In addition to natural gas, the properties produce carbon dioxide, helium and sulfur. The Company owned a 4.8% working interest in the Fogarty Creek Unit which contains 12 gross wells (0.6 net wells) which produce from depths between 14,500 to 17,000 feet.

On March 19, 1999, the Company sold its interests in the Grass Creek Unit in Hot Springs County, Wyoming, and the Pitchfork Unit in Park County, Wyoming for $12 million, net of closing adjustments. The Company owned a 25% working interest at Pitchfork and various working interests ranging from 13.08% to 43.14% in different producing horizons at Grass Creek.

The properties sold during the first quarter of 1999 were not considered to be integral to the Company's future. The cumulative proceeds from these events, totaling $29.8 million, have been used to eliminate term debt and reduce other bank debt.

Note 6 - Litigation

Several royalty owners filed lawsuits against the Company in Alabama and Mississippi concerning pricing in the North Frisco City Field. The lawsuits allege the Company violated its contracts with the plaintiffs by not paying the plaintiffs ". . . the highest available price for oil." Damages claimed by the plaintiffs include approximately $3.8 million and are based on numerous damage theories including, but not limited to, allegations of breach of contract and fraud. The complaints also seek unspecified punitive damages in the Alabama lawsuits and $7 million in punitive damages in the Mississippi lawsuit. The Company filed answers denying all charges. On July 28, 1997, the Company settled the Mississippi lawsuit. On March 30, 1998, a tentative settlement was reached with the Alabama class representative. On May 5, 1999, the Alabama court approved the settlement. The amounts to be paid in settlement are not material to the Company's financial condition, results of operations or cash flows.

There are various other lawsuits and claims against the Company, none of which, in the opinion of management, will have a materially adverse effect on the Company.

Note 7 - (Loss) Earnings per Share

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

Three Months Ended March 31, 1999

                                       Increase
                                          in       Earnings
                                        Number       per
                             Increase     of      Incremental
                            in Income   Shares      Share
                           ----------  ---------  -----------
Options...................       -           -          -
Dividends  on  convertible
   preferred stock........ $ 603,750   2,090,909      $0.29


             Computation of Diluted Earnings per Share

                           Net Loss
                           Available
                           from
                           Continuing     Common
                           Operations     Shares    Per Share
                           -----------   ---------  ---------
                           $(2,370,750)  5,471,782     $(0.43)
Common stock options.....       -              -           -
                           -----------   ---------  ---------
                           $(2,370,750)  5,471,782     $(0.43) No Effect
Dividends  on  convertible
preferred stock..........      603,750   2,090,909         -
                           ===========   =========  =========
                           $(1,767,000)  7,562,691     $(0.23) Antidilutive
                           ===========   =========  =========

Note: Because diluted EPS from continuing operations increases from $(0.43) to $(0.23) when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS. Therefore, diluted EPS is reported as $(0.43).





Three Months Ended March 31, 1998
                                       Increase
                                          in       Earnings
                                        Number       per
                             Increase     of      Incremental
                            in Income   Shares      Share
                           ----------  ---------  ---------
Options..................        -       144,910        -
Dividends  on  convertible
   preferred stock........ $  603,750  2,090,909     $0.29


             Computation of Diluted Earnings per Share

                            Net Loss
                           Available
                              from
                           Continuing     Common
                           Operations     Shares    Per Share
                           -----------   ---------  ---------
                           $(45,759,750) 5,464,642     $(8.37)
Common stock options.....        -         144,910        -
                           ------------  ---------  ---------
                           $(45,759,750) 5,609,552     $(8.16) Antidilutive
Dividends  on  convertible
preferred stock..........       603,750  2,090,909       -
                           ============  =========  =========
                           $(45,156,000) 7,700,461     $(5.86) Antidilutive
                           ============  =========  =========

Note: Because diluted EPS increases from $(8.37) to $(8.16) when common stock options are included and also increases from $(8.16) to $(5.86) when convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS. Therefore, diluted EPS is reported as $(8.37).

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

RESULTS OF CONTINUING OPERATIONS

The Company's principal business segment is oil and gas production. Results of continuing operations for the three months ended March 31, 1999 and 1998, are discussed below.

Oil and Gas Production

                                           Three Months Ended March 31,
                                               1999       1998
Revenues (in thousands):
Sales of oil and natural gas................  $ 8,676   $ 13,441
Sales of LaBarge other products.............      180        491
Gas marketing...............................       20        220
Minerals leasing and other..................        2        115
                                              =======   ========
     Total revenues.........................  $ 8,878   $ 14,267
                                              =======   ========

Operating (loss) profit (in thousands)......  $  (364)  $(65,828)
                                              =======   ========

Operating information:
Average net daily production:
    Oil and NGL (Bbls)......................    9,031     10,221
    Natural gas (Mcf).......................    8,801     13,242

Average sales prices:
    Oil and NGL (per Bbl)...................  $  9.01   $  12.18
    Natural gas (per Mcf)...................  $  1.70   $   1.88




Revenues for three months ended March 31, 1999, decreased $5.4 million when compared to the three-month period ended March 31, 1998, primarily due to the a 26% decrease in the average oil price and a 10% decrease in the average gas price. Also, contributing to the decrease in revenues was the sale of the LaBarge project in January 1999 and sale of the mineral interest in December 1998.

Operating expenses decreased 34% during the first quarter of 1999 when compared to the pre write-down operating expenses during the first quarter of 1998. The primary reason for the decrease was a $1.5 million decrease in the standard depletion expense, a $1.3 million decrease in lifting costs and production taxes, and a decrease in LaBarge expenses of $0.6 million resulting from its sale in the first quarter of 1999. Also contributing to the decrease in expenses was a reduction in General and Administrative expenses due to an increase in billable expenses and overhead associated with the Wyoming purchase as well as the elimination of the management fee paid to Amoco during the first two months of 1998. Partially offsetting these General and Administrative reductions was an increase in salaries and benefits also resulting from the additional employees added as a result of the Wyoming purchase.

The Company has entered into two hedging programs beginning during the second quarter of 1999. The first program is a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices are $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program is a purchase of a put option and sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices are $14.50 per barrel for the put option and $18.80 per barrel for the call option. There are no premiums associated with either of these programs.

Operating profits increased $65.5 million during the first quarter of 1999 primarily due to first quarter 1998 pre-tax non-cash write-down of $66.1 million. On an after-tax basis, the write-down amounted to $43.6 million. Excluding the first quarter 1998 write-down, operating profits decreased $0.7 million when comparing the first quarter of 1999 to the same period of 1998. The effect of decreased revenues during 1999 were partially offset by a corresponding reduction of operating expenses during 1999.

Crude Oil Marketing

The Company retains a direct and indirect interest in Genesis Crude Oil, L.P., Genesis Energy, L.P., and Genesis Energy, L.L.C. (collectively referred to hereinafter as "Genesis"). As a result of the Company's interest, the Company recognized a net loss in Genesis of $0.1 million during the first three months of 1999. This represents a decrease of $0.2 million from the first three months of 1998.

Interest Expense

Interest expense for the three months ended March 31, 1999, decreased $0.4 million from the 1998 level as a result of decreased debt of $54.3 million. The primary reason for this decrease was the sale of various non-integral properties.


Provision for Income Taxes

The Company's effective tax rate for the three months ended March 31, 1999 and 1998, was 32% and 34% respectively.

RESULTS FROM DISCONTINUED OPERATIONS

Technical Fuels and Chemical Processing

On July 31, 1997, the Company completed the previously announced sale and disposition of Howell Hydrocarbons & Chemicals, Inc. ("HHCI") to Specified Fuels & Chemicals, Inc. ("SFC") which represented substantially all of the assets of its research and reference fuels and custom chemical manufacturing business.

The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements. On January 4, 1999, the company sold its right to participate in the future earnings of SFC for $2.0 million. Discontinued Operations had a gain of $1.4 million for the three months ended March 31, 1999, as a result of the sale.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations for the three months ended March 31, 1999, was $5.0 million. This compares to $4.7 million of cash provided by continuing operations in the comparable 1998 period. The Company's debt decreased by $39.1 million during the first three months of 1999 compared to an increase in debt of $2.2 million during the first three months of 1998. Capital expenditures for the three months ended March 31, 1999, were $0.7 million compared to $4.0 million for the 1998 period.

As a result of successful sales of non-integral properties, the Company's total debt, all long term, at March 31, 1999, was $84.9 million. At March 31, 1999, the Company's borrowing base under the terms of its Credit Facility was $89.4 million. On May 17, 1999, the borrowing base under its Credit Facility was re-determined and increased to $92.0 million.

During the first three months of 1999, the Company paid common dividends of $0.2 million and preferred dividends of $0.6 million.

Year 2000 Date Conversion

The Company has a plan in place that addresses the year 2000 ("Y2K") conversion issue. The first step in the plan is to evaluate all computer systems used in its operations. This includes accounting and financial systems, field and production systems, and other field or office devices that may not be Y2K compliant. This is followed by a determination of what remedial action is necessary and initiation of that remedy. The Company has completed corrective action on major office systems and anticipates completion of corrective action of field systems in the third quarter of 1999.

The next step is to determine the Y2K status of relevant outside suppliers and vendors. While the Company cannot control the Y2K corrective action of third parties, it is in the process of identifying and contacting its critical suppliers and vendors. Based on their status, the Company will develop contingency plans. These should be completed by mid 1999.

Based on preliminary estimates, the cost of implementing this plan is approximately $300,000. It is not certain that this estimate is correct or that Year 2000 compliance can be achieved. The Company does not expect a significant disruption in its operations, but actual results could differ greatly from these expectations. Some areas that could cause differences to occur are the availability of personnel trained in this area, the ability to identify and correct all relevant computer code and non-compliant embedded systems and the degree of interdependence with third-party suppliers and purchasers. Other areas outside the Company's control such as problems in the utility, banking, or transportation systems could have a material disruptive effect on the Company's ability to produce and deliver oil and gas, receive delivery of materials and supplies, or disburse or receive funds.

One example, of a serious Y2K problem would be the shut down of a field which is on automated controls and/or a monitoring system. As disclosed above, the Company has examined such controls and systems in all of its major fields and is taking corrective action, as appropriate. Nevertheless, the Company intends to prepare a Y2K contingency plan which will address potential risks in the field, and possible solutions, including manual intervention or equipment replacement. The Company is unable to anticipate every potential problem and determine a contingency for every possible Y2K risk. Should essential services such as electricity be affected adversely, or if other Y2K problems limit or restrict production from one of the Company's major fields, it could have a material adverse affect on the Company.

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

                    PART II. OTHER INFORMATION
Item 4.  Results of Votes of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on April 28, 1999, for the following purposes:

To elect three members of the Board of Directors to serve a three-year term as Class II Directors.

      The results of the voting for each of the nominees for director were as follows:

                                   Shares         Authority
                                     For           Withheld
           Robert M. Ayers, Jr.   4,405,446        264,469
           Ronald E. Hall         4,405,446        264,469
           Otis A. Singletary     4,403,546        266,369

      A simple majority of the shares of common stock represented at the meeting was required for each nominee to be elected. Therefore, all nominees for director were elected.

To approve the Howell Corporation Omnibus Stock Awards and Incentive Plan.

      The results of the voting on this matter were as follows:

           Shares For          3,031,158
           Shares Against        627,307
           Shares Abstaining      26,485

      A simple majority of the shares of common stock represented at the meeting was required for approval. Therefore, the matter was approved.


To approve the Howell Corporation Nonqualified Stock Option Plan for Non-Employee Directors.

      The results of the voting on this matter were as follows:

           Shares For          3,174,251
           Shares Against        483,505
           Shares Abstaining      27,194

      A simple majority of the shares of common stock represented at the meeting was required for approval. Therefore, the matter was approved.

To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 1999.

      The results of the voting on this matter were as follows:

           Shares For          4,647,396
           Shares Against          4,486
           Shares Abstaining       7,780

      A simple majority of the shares of common stock represented at the meeting was required for ratification. Therefore, the appointment was ratified.



Item 6.  Exhibits and Reports on Form 8-K.

        (a)     Exhibits - none.

        (b)    Reports on Form 8-K

         A report on Form 8-K/A was filed on April 1, 1999, announcing the retirement of its term loan and the completed sale of its Grass Creek and Pitchfork Units.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Howell Corporation
                                   (Registrant)



Date:  May 17, 1999                /s/  J. Richard Lisenby
                                   -----------------------
                                   J. Richard Lisenby
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)