Form 10-Q
period 1999-06-30
HOWELL CORP /DE/
filed 1999-08-12
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                            -----------------------


                                  FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

                            Yes    X    No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at July 31, 1999
---------------------------------         ------------------------------------
 Common Stock, $1.00 par value                         5,471,782


                        This report contains 14 pages

                     HOWELL CORPORATION AND SUBSIDIARIES

                                  Form 10-Q

                                    INDEX



                                                                        Page No.
                                                                        --------
Part  I. Financial Information

Item 1.  Condensed Consolidated Statements of Operations --
           Three and six months ended June 30, 1999 and 1998 (unaudited)   3

         Condensed Consolidated Balance Sheets --
           June 30, 1999 (unaudited) and December 31, 1998...........      4

         Condensed Consolidated Statements of Cash Flows --
           Six months ended June 30, 1999 and 1998 (unaudited).......      5

         Notes to Condensed Consolidated Financial Statements (unaudited)  6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................     10


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K............................     14

                          PART I. FINANCIAL INFORMATION
                                    (ITEM 1)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries

                                        Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                         1999       1998       1999       1998
                                         ----       ----       ----       ----

                                                (In thousands, except
                                                 per share amounts)

Revenues...............................  $11,182   $12,267    $20,060   $26,534
                                         --------  --------   --------  --------

Cost and expenses:
   Lease operating expenses............    4,927     5,774     10,815    14,051
   Depreciation, depletion, and
      amortization.....................    1,445     2,434      3,559     6,066
   Ceiling test write-down.............        -         -          -    66,118
   General and administrative expenses.    1,292     1,053      2,532     3,121
                                         --------  --------   --------  --------
                                           7,664     9,261     16,906    89,356
                                         --------  --------   --------  --------
Other income (expense):
   Interest expense....................   (1,727)   (2,762)    (3,998)   (5,434)
   Interest income.....................       22        35         60        47
   Net earnings of Genesis.............       18       104         83       224
   Other-net...........................     (153)     (146)      (283)     (157)
                                         --------  --------   --------  --------
                                          (1,840)   (2,769)    (4,138)   (5,320)
                                         --------  --------   --------  --------

Earnings (loss) before income taxes....    1,678       237       (984)  (68,142)
Income tax provision (benefit).........      589       103       (306)  (23,120)
                                         --------  --------   --------  --------
Net earnings (loss) from continuing
operations.............................    1,089       134       (678)  (45,022)
                                         --------  --------   --------  --------

Discontinued operations:
  Net (loss) earnings from Howell
       Hydrocarbons(less applicable
       income taxes of $(7), $(15),
       $688, and $(15), respectively)..      (14)      (59)     1,336       (59)
                                         --------  --------   --------  --------

Net earnings (loss)....................    1,075        75        658   (45,081)
   Less: Preferred stock dividends.....     (604)     (604)    (1,208)   (1,208)
                                         --------  --------   --------  --------

Net earnings (loss) applicable to
common shares..........................  $   471   $  (529)    $ (550) $(46,289)
                                         ========  ========   ========  ========

Basic earnings (loss) per common share:
   Continuing operations...............  $  0.09   $ (0.09)    $(0.34)   $(8.45)
   Discontinued operations.............        -     (0.01)      0.24     (0.01)
                                         --------  --------   --------  --------

   Net earnings (loss) per common share
(basic)................................  $  0.09    $(0.10)   $ (0.10)  $ (8.46)
                                         ========  ========   ========  ========

Weighted average shares outstanding
(basic)................................    5,472     5,472      5,472     5,468
                                         ========  ========   ========  ========


Diluted earnings (loss) per common share:
   Continuing operations...............  $  0.09   $ (0.09)   $ (0.34)  $ (8.45)
   Discontinued operations.............        -     (0.01)      0.24     (0.01)
                                         --------  --------   --------  --------

   Net earnings (loss) per common share
(diluted)..............................  $  0.09   $ (0.10)   $ (0.10)   $(8.46)
                                         ========  ========   ========  ========

Weighted average shares outstanding
(diluted)..............................    5,539     5,472      5,472     5,468
                                         ========  ========   ========  ========

Cash dividends per common share........  $  0.04   $  0.04    $  0.08   $  0.08
                                         ========  ========   ========  ========

See accompanying Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries

                                                      June 30,  December 31,
                                                        1999        1998
                                                     (Unaudited)

                                               (In thousands, except share data)
                       Assets
Current assets:
   Cash and cash equivalents.......................    $    396   $  5,871
   Trade accounts receivable, less allowance for
     doubtful accounts of $161 and $150 in 1999
     and 1998, respectively........................       7,061      9,230
   Income tax receivable...........................           -      5,701
   Deferred income taxes...........................       3,175      3,408
   Other current assets............................         226        577
                                                       ---------  ---------
    Total current assets...........................      10,858     24,787
                                                       ---------  ---------

Property, plant and equipment:
   Oil and gas properties, utilizing the full-cost
     method of accounting..........................     360,350    385,048
   Unproven properties.............................      38,554     43,263
   Other...........................................       2,682      2,653
   Less accumulated depreciation, depletion and
     amortization..................................    (311,748)  (309,330)
                                                       ---------  ---------
    Net property and equipment.....................      89,838    121,634
                                                       ---------  ---------
Investment in Genesis..............................      16,909     16,908
Other assets.......................................       2,752      2,962
                                                       =========  =========
    Total assets...................................    $120,357   $166,291
                                                       =========  =========

        Liabilities and Shareholders' Equity

Current liabilities:
   Current portion of long-term debt...............    $      -   $ 22,000
   Accounts payable................................       6,427      8,639
   Accrued liabilities.............................       3,965      5,520
                                                       ---------  ---------
    Total current liabilities......................      10,392     36,159
                                                       ---------  ---------
Other liabilities..................................       1,175      1,261
                                                       ---------  ---------
Long-term debt.....................................      82,906    102,000
                                                       ---------  ---------
Commitments and contingencies Shareholders' equity:
   Preferred stock, $1 par value; 690,000 shares
     issued and outstanding, liquidation value of
     $34,500,000...................................         690        690
   Common stock, $1 par value; 5,471,782 shares
     issued and outstanding in 1999 and 1998.......       5,472      5,472
   Additional paid-in capital......................      40,829     40,829
   Retained deficit................................     (21,107)   (20,120)
                                                       ---------  ---------
    Total shareholders' equity.....................      25,884     26,871
                                                       =========  =========
    Total liabilities and shareholders' equity.....    $120,357   $166,291
                                                       =========  =========

See accompanying Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries


                                                       Six Months Ended June 30,
                                                            1999        1998
                                                             (In thousands)

OPERATING ACTIVITIES:
Net loss from continuing operations...................    $   (678) $ (45,022)

Adjustments for non-cash items:
   Depreciation, depletion and amortization...........       3,559     72,184
   Deferred income taxes..............................        (455)   (22,479)
   Equity in earnings of investees - net of amortization       (83)      (224)
   Distributions received from Genesis................          82         79
                                                          ---------  ---------
Earnings from continuing operations plus non-cash            2,425      4,538
operating items.......................................
Changes in components of working capital from operations:
   Decrease (increase) in trade accounts receivable...       2,159     (1,668)
   Decrease in federal income tax receivables.........       5,701         -
   Decrease in other current assets...................         351        760
   (Decrease) increase in accounts payable............      (2,236)     2,873
   (Decrease) increase in accrued and other liabilities     (1,610)     1,233
   Increase in income tax payable.....................          24      1,283
                                                          ---------  ---------
Cash provided by continuing operations................       6,814      9,019
Cash provided by (utilized in) discontinued operations       2,003       (535)
                                                          ---------  ---------
Cash provided by operating activities.................       8,817      8,484
                                                          ---------  ---------

INVESTING ACTIVITIES:
Proceeds from the disposition of oil and gas properties     28,439         -
Additions to property, plant and equipment............        (202)   (17,527)
Refund of deposit for Amoco Beaver Creek acquisition..          -      12,369
Other, net............................................         210       (677)
                                                          ---------  ---------
Cash provided by (utilized in) investing activities...      28,447     (5,835)
                                                          ---------  ---------

FINANCING ACTIVITIES:
Repayments under credit agreements, net...............     (41,094)         -
Cash dividends:
     Common shareholders..............................        (437)      (439)
     Preferred shareholders...........................      (1,208)    (1,208)
Exercise of stock options.............................           -         65
                                                          ---------  ---------
Cash utilized in financing activities.................     (42,739)    (1,582)
                                                          ---------  ---------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS.      (5,475)     1,067
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........       5,871         56
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............    $    396   $  1,123
                                                          =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Net cash paid for:
Interest..............................................    $  4,026   $  3,656
                                                          =========  =========
Income taxes..........................................    $    105   $     65
                                                          =========  =========

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
June 30, 1999 and 1998


Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1998. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Reclassifications

Certain reclassifications have been made to the 1998 financial presentation to conform with the 1999 presentation.

Note 2 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application of SFAS 133 is encouraged, but retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements or the date it intends to adopt.

Note 3 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company from time to time uses a limited program of hedging its crude oil production. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions. The Company is currently engaged in eight and nine-month hedging programs, each ending December 31, 1999. The Company was also engaged in a nine-month hedging program ending December 31, 1998.

The Company entered into two hedging programs during the second quarter of 1999. The first program is a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices are $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices are $14.50 per barrel for the put option and $18.80 per barrel for the call option. There are no premiums associated with either of these programs. The strike price of the call options was exceeded during each month of the second quarter of 1999 resulting in a reduction of revenues of $0.1 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three and six months ended June 30, 1999 would have increased from $14.90 to $15.06 and from $11.71 to $11.78, respectively.

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


Note 4 - Accumulated Depreciation, Depletion and Amortization

During the first quarter of 1998 a pre-tax write-down of the Company's oil and gas properties of $66.1 million was required as a result of lower energy prices. On an after-tax basis, the write-down amounted to $43.6 million. When compared to 1998, the Company's depletion rate for the three and six months ended June 30, 1999, was $1.76 and $2.00 per equivalent barrel, respectively, versus a pre write-down rate of $2.33 and $2.79, respectively, for the same periods ended June 30, 1998.

Note 5 - Acquisitions & Dispositions

On January 4, 1999, the Company sold its right to participate in the future earnings of Specified Fuels & Chemicals, Inc. ("SFC") for $2.0 million. SFC acquired the Company's research and reference fuel business in July 1997. The sale and results of the research and reference fuel business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued Operations had a gain of $1.3 million for the six months ended June 30, 1999, primarily as a result of the sale.

On January 29, 1999, the Company sold its interest in the LaBarge field, located in southwestern Wyoming, for $15.8 million. The effective date was January 1, 1999. The properties consisted of three Federal units, 17 producing wells, a field gathering system, a dehydration plant, a 32-mile dehydrated raw gas pipeline, and a gas processing plant. In addition to natural gas, the properties produced carbon dioxide, helium and sulfur. The Company owned a 4.8% working interest in the Fogarty Creek Unit which contained 12 gross wells (0.6 net wells) which produced from depths between 14,500 to 17,000 feet.

On March 19, 1999, the Company sold its interests in the Grass Creek Unit in Hot Springs County, Wyoming, and the Pitchfork Unit in Park County, Wyoming for $12.6 million, net of closing adjustments. The Company owned a 25% working interest at Pitchfork and various working interests ranging from 13.08% to 43.14% in different producing horizons at Grass Creek.

The properties sold during the first quarter of 1999 were not considered to be integral to the Company's future. The cumulative proceeds from these events, totaling $29.8 million, have been used to eliminate debt.

Note 6 - Litigation

There are various lawsuits and claims against the Company, none of which, in the opinion of management, will have a materially adverse effect on the Company.


Note 7 - Earnings (Loss) per Share

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

Three Months Ended June 30, 1999
                                                           Earnings
                                               Increase       per
                                Increase      in Number   Incremental
                                in Income     of Shares      Share
                               ------------  -----------  -----------
Options.......................          -        67,113         -
Dividends on convertible
preferred stock............... $   603,750    2,090,909     $ 0.29


                    Computation of Diluted Earnings per Share
                                 Income
                                Available
                                  from
                               Continuing      Common
                               Operations      Shares     Per Share
                               ------------  -----------  ----------
                               $   485,250    5,471,782     $ 0.09
Common stock options..........          -        67,113         -
                               ------------  -----------  ----------
                               $   485,250    5,538,895     $ 0.09  Dilutive
Dividends on convertible
preferred stock...............     603,750    2,090,909         -
                               ============  ===========  ==========
                               $ 1,089,000    7,629,804     $ 0.14  Antidilutive
                               ============  ===========  ==========

Note: Because diluted EPS from continuing operations increases from $0.09 to $0.14 when convertible preferred shares are included in the computation, the convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.09.





Three Months Ended June 30, 1998
                                                           Earnings
                                             Increase        per
                                Increase     in Number    Incremental
                                in Income    of Shares      Share
                               ------------  -----------  -----------
Options.......................          -        24,371         -
Dividends on convertible
preferred stock............... $   603,750    2,090,909     $ 0.29


                    Computation of Diluted Earnings per Share
                                 Income
                                Available
                                  from
                               Continuing      Common
                               Operations      Shares     Per Share
                               ------------  -----------  ----------
                               $  (469,750)   5,471,782     $(0.09)
Common stock options..........         -         24,371         -
                               ------------  -----------  ----------
                               $  (469,750)   5,496,153     $(0.09) Antidilutive
Dividends on convertible
preferred stock...............     603,750    2,090,909         -
                               ============  ===========  ==========
                               $   134,000    7,587,062     $ 0.02  Antidilutive
                               ============  ===========  ==========

Note: Because diluted EPS from continuing operations increases from $(0.09) to $0.02 when common stock options and convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS for continuing operations. Therefore, diluted EPS from continuing operations is reported as $(0.09).

Six Months Ended June 30, 1999

                                                            Earnings
                                               Increase       per
                                 Increase     in Number   Incremental
                                in Income     of Shares      Share
                                -----------  -----------  ----------
Options.......................          -        33,556         -
Dividends on convertible
preferred stock............... $ 1,207,500    2,090,909     $ 0.58



                    Computation of Diluted Earnings per Share
                                 Net Loss
                                Available
                                  from
                                Continuing     Common
                                Operations     Shares     Per Share
                               ------------  -----------  ----------
                               $(1,885,500)   5,471,782     $(0.34)
Common stock options..........          -        33,556         -
                               ------------  -----------  ----------
                               $(1,885,500)   5,505,338     $(0.34) Antidilutive
Dividends on convertible
preferred stock...............   1,207,500    2,090,909         -
                               =============  ===========  ==========
                               $  (678,000)   7,596,247     $(0.09) Antidilutive
                               ============  ===========  ==========


Note: Because diluted EPS from continuing operations increases from $(0.34) to $(0.09) when common stock options and convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS for continuing operations. Therefore, diluted EPS from continuing operations is reported as $(0.34).



Six Months Ended June 30, 1998
                                                           Earnings
                                              Increase       per
                                 Increase     in Number   Incremental
                                in Income     of Shares     Share
                               ------------  -----------  ----------
Options.......................          -        84,641         -
Dividends on convertible
preferred stock............... $ 1,207,500    2,090,909     $ 0.58



                    Computation of Diluted Earnings per Share
                                Net Loss
                                Available
                                  from
                               Continuing      Common
                               Operations      Shares     Per Share
                              -------------  -----------  ----------
                              $(46,229,500)   5,468,232     $(8.45)
Common stock options..........      -            84,641         -
                              -------------  -----------  ----------
                              $(46,229,500)   5,552,873     $(8.33) Antidilutive
Dividends on convertible
preferred stock...............   1,207,500    2,090,909         -
                              =============  ===========  ==========
                              $(45,022,000)   7,643,782     $(5.89) Antidilutive
                              =============  ===========  ==========


Note: Because diluted EPS from continuing operations increases from $(8.45) to $(8.33) when common stock options are included in the computation and because diluted EPS increases from $(8.33) to $(5.89) when convertible preferred shares are included in the computation, both the common stock options and convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $(8.45).

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

RESULTS OF CONTINUING OPERATIONS

The Company's principal business segment is oil and gas production. Results of continuing operations for the three and six months ended June 30, 1999 and 1998, are discussed below.

Oil and Gas Production


                                        Three Months Ended      Six Months Ended
                                              June 30,              June 30,
                                          1999      1998         1999       1998
Revenues (in thousands):
Sales of oil and natural gas........... $ 10,974   $11,621      $19,650   $ 25,062
Sales of LaBarge other products........       -        291          180        782
Gas marketing..........................       63       265           83        485
Minerals leasing and other.............      145        90          147        205
                                        --------- ---------     --------  ---------
     Total revenues.................... $ 11,182   $12,267      $20,060   $ 26,534
                                        =========  ========     ========  =========

Operating profit (loss) (in thousands). $  3,518   $ 3,006      $ 3,154   $(62,822)
                                        =========  ========     ========  =========

Operating information:
Average net daily production:
    Oil and NGL (Bbls).................    7,254     9,368        8,138      9,792
    Natural gas (Mcf)..................    9,048    11,850        8,925     12,542

Average sales prices:
    Oil and NGL (per Bbl).............. $  14.59   $ 11.18      $ 11.51   $  11.70
    Natural gas (per Mcf).............. $   1.63   $  1.94      $  1.66   $   1.91




Revenues

Revenues for the three months ended June 30, 1999, decreased $1.1 million when compared to the three months ended June 30, 1998, primarily due to a 23% decrease in average net daily production of oil and NGL and a 16% decrease in the average natural gas price, partially offset by a 31% increase in the average oil and NGL price. Contributing to the decrease in production was the sale of the Grass Creek and Pitchfork units in March 1999, the sale of the LaBarge project in January 1999, and sale of the mineral interest in December 1998.



For the six months ended June 30, 1999, revenues decreased $6.5 million from the same period in 1998. The change was primarily due to a decrease in average net daily oil and NGL production and natural gas production of 17% and 29%, respectively, a decrease in the average gas price of 13%, and a decrease in the sales of LaBarge other products of 77%. The sale of the Grass Creek and Pitchfork units in March 1999, the sale of the LaBarge project in January 1999, and sale of the mineral interest in December 1998, also contributed to the decrease in revenues.




The Company has entered into two hedging programs during the second quarter of 1999. The first program is a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices are $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices are $14.50 per barrel for the put option and $18.80 per barrel for the call option. There are no premiums associated with either of these programs. The Company's average realized sales price of its crude oil production during the three months ended June 30, 1999, was reduced by the effects of the options the Company had in place. The strike price of the call options was exceeded during each month of the second quarter of 1999 resulting in a reduction of revenues of $0.1 million from what would have been received had no hedging programs been in place. Without the effects of the options, the average sales price of the Company's crude oil production would have been $15.06 and $11.78, respectively, for the three and six months ended June 30, 1999.

Operating Profit

The Company's operating profit increased $0.5 million when comparing the second quarter of 1999 to the second quarter of 1998. The increase in operating profit was due to a decrease in operating expenses partially offset by a decrease in revenues. Operating expenses decreased 17% during the second quarter of 1999 when compared to the second quarter of 1998. The primary reason for the decrease was a $1.0 million decrease in depletion expense, and a decrease in total LaBarge expenses of $0.6 million resulting from its sale in the first quarter of 1999. Also contributing to the decrease was a reduction in gas marketing costs, lease operating expenses and production taxes. Partially offsetting the decrease in operating expenses was a $0.2 million increase in General and Administrative expenses resulting from increased medical and legal costs.

For the six-month period ending June 30, 1999, operating profits increased $66.0 million when compared to the six-month period ended June 30, 1998. The increase is primarily due to a first quarter 1998 pre-tax non-cash write-down of $66.1 million. Excluding the first quarter 1998 write-down, operating profits decreased $0.1 million when comparing the first six months of 1999 to the same period of 1998. The effect of decreased revenues during the first six months of 1999 was partially offset by a corresponding reduction of operating expenses during the same period.

For the six months ending June 30, 1999, operating expenses decreased 27% when compared to the pre write-down operating expenses during the same period of 1998. The primary reason for the decrease was a $2.5 million decrease in depletion expense, a decrease in total LaBarge expenses of $1.2 million resulting from its sale in the first quarter of 1999, a $1.1 million decrease in lease operating expenses, and a $0.8 million decrease in production taxes. Also contributing to the decrease in expenses were reductions in gas marketing and general and administrative expenses. General and Administrative expenses declined due to the elimination of the management fee paid to Amoco during the first two months of 1998.

Crude Oil Marketing

The Company has a direct and indirect equity interest in Genesis Crude Oil, L.P., Genesis Energy, L.P., and Genesis Energy, L.L.C. (collectively referred to hereinafter as "Genesis"). As a result of the Company's interest, the Company recognized a net loss of $0.1 million during the three and six months ended June 30, 1999. This represents a decrease in earnings of $0.2 million and $0.3 million, respectively, from the three and six months ended June 30, 1998.

Interest Expense

Interest expense for the three and six months ended June 30, 1999, decreased $1.0 million and $1.4 million, respectively, from the 1998 levels as a result of decreased debt of $54 million since June 30, 1998. The primary reason for this decrease was the sale of various non-integral properties with the proceeds used to reduce debt.


Provision for Income Taxes

The Company's effective tax rate for the three months ended June 30, 1999 and 1998 was 35% and 43%, respectively. For the six months ended June 30, 1999 and 1998 the effective tax rate was 31% and 34%, respectively.

RESULTS FROM DISCONTINUED OPERATIONS

Technical Fuels and Chemical Processing

On July 31, 1997, the Company completed the sale and disposition of Howell Hydrocarbons & Chemicals, Inc. ("HHCI") to Specified Fuels & Chemicals, Inc. ("SFC") which represented substantially all of the assets of its research and reference fuels and custom chemical manufacturing business.

The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements. On January 4, 1999, the Company sold its right to participate in the future earnings of SFC for $2.0 million. Discontinued Operations had a gain of $1.3 million for the six months ended June 30, 1999, as a result of the sale.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations for the six months ended June 30, 1999, was $6.8 million. This compares to $9.0 million of cash provided by continuing operations during the same 1998 period. The Company's debt decreased by $41.1 million during the first six months of 1999 while there was no change during the first six months of 1998. Capital expenditures for the six months ended June 30, 1999, were $0.2 million compared to $17.5 million for the 1998 period. Management estimates that capital expenditures for the balance of 1999 will approximate $6.0 million. It is expected that cash flow from operations will be adequate to fund this level of expenditures.

As a result of sales of non-integral properties, the Company's total debt, all long term, at June 30, 1999, was $82.9 million. At June 30, 1999, the Company's borrowing base under the terms of its Credit Facility was $92.0 million.

During the first six months of 1999, the Company paid common dividends of $0.4 million and preferred dividends of $1.2 million.

Year 2000 Date Conversion

The Company has implemented its plan that addresses the year 2000 ("Y2K") conversion issue. The Company has evaluated all computer systems used in its operations. This includes accounting and financial systems, field and production systems, and other significant field or office devices that may not be Y2K compliant. Further, the Company has made a determination of what remedial action is necessary and has initiated its remedial plan. The Company has completed corrective action on major office systems and anticipates completion of corrective action of field systems in the third quarter of 1999.

The Company is also in the process of determining the Y2K status of relevant outside suppliers and vendors. While the Company cannot control the Y2K corrective action of third parties, it is in the process of identifying and contacting its critical suppliers and vendors. Based on their status, the Company will develop contingency plans. These should be completed during the third quarter of this year.

The present estimate of the cost of Y2K conversion and compliance is approximately $420,000. It is not certain that this estimate is correct or that Year 2000 compliance can be achieved. The Company does not expect a significant disruption in its operations, but actual results could differ greatly from these expectations. Some areas that could cause differences to occur are the availability of personnel trained in this area, the ability to identify and correct all relevant computer code and non-compliant embedded systems and the degree of interdependence with third-party suppliers and purchasers. Other areas outside the Company's control such as problems in the utility, banking, or transportation systems could have a material disruptive effect on the Company's ability to produce and deliver oil and gas, receive delivery of materials and supplies, or disburse or receive funds.

One example of a serious Y2K problem would be the shut down of a field which has automated controls and/or a monitoring system. As disclosed above, the Company has examined such controls and systems in all of its major fields and is taking corrective action, as appropriate. Nevertheless, the Company intends to prepare a Y2K contingency plan which will address potential risks in the field, and possible solutions, including manual intervention or equipment replacement. The Company is unable to anticipate every potential problem and determine a contingency for every possible Y2K risk. Should essential services such as electricity be affected adversely, or if other Y2K problems limit or restrict production from one of the Company's major fields, it could have a material adverse affect on the Company.

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

                                    Howell Corporation
                                    (Registrant)



Date:  August 12, 1999              /s/  Allyn R. Skelton, II
                                    -------------------------
                                    Allyn R. Skelton, II
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)