Form 10-Q
period 1999-09-30
HOWELL CORP /DE/
filed 1999-11-09
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                        --------------------


                             FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

           Class                    Outstanding at October 31, 1999
-----------------------------       -------------------------------
Common Stock, $1.00 par value                  5,471,782


                   This report contains 14 pages

                HOWELL CORPORATION AND SUBSIDIARIES

                             Form 10-Q

                               INDEX



                                                                       Page No.
                                                                        -------
Part  I.   Financial Information

Item 1. Condensed Consolidated Statements of Operations --
          Three and nine months ended September 30, 1999 and 1998
          (unaudited).................................................     3

        Condensed  Consolidated Balance Sheets -- September 30, 1999
          (unaudited)and December 31, 1998............................     4

        Condensed  Consolidated  Statements  of Cash Flows -- Nine
          months ended September 30, 1999 and 1998 (unaudited)........     5

        Notes to Condensed Consolidated Financial Statements
          (unaudited).................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    10


Part II.Other Information

Item 6. Exhibits and Reports on Form 8-K..............................    14

                          PART I. FINANCIAL INFORMATION
                                    (ITEM 1)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries

                                            Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                               1999       1998         1999       1998
                                                       (In thousands, except
                                                        per share amounts)

Revenues ................................   $ 13,368    $ 12,525    $ 33,428    $ 39,059
                                            --------    --------    --------    --------

Cost and expenses:
  Lease operating expenses ..............      6,019       6,386      16,834      20,437
  Depreciation, depletion, and
   amortization .........................      1,367       2,842       4,926       8,908
  Ceiling test write-down ...............       --          --          --        66,118
  General and administrative
   expenses .............................        828          91       3,360       3,212
                                            --------    --------    --------    --------
                                               8,214       9,319      25,120      98,675
                                            --------    --------    --------    --------
Other income (expense):
  Interest expense ......................     (1,642)     (2,772)     (5,640)     (8,206)
  Interest income .......................         24          22          84          69
  Net earnings of Genesis ...............        (60)        227        (180)        451
  Other-net .............................         31         (78)        (49)       (235)
                                            --------    --------    --------    --------

                                              (1,647)     (2,601)     (5,785)     (7,921)
                                            --------    --------    --------    --------

Earnings (loss) before income
  taxes .................................      3,507         605       2,523     (67,537)
Income tax provision (benefit) ..........      1,209         (60)        903     (23,180)
                                            --------    --------    --------    --------
Net earnings (loss) from
  continuing operations .................      2,298         665       1,620     (44,357)
                                            --------    --------    --------    --------

Discontinued operations:
  Net (loss) earnings from Howell
    Hydrocarbons (less applicable
    income taxes of $65, $235,
    $753, and $220, respectively) .......        (53)        455       1,283         396
                                            --------    --------    --------    --------

Net earnings (loss) .....................      2,245       1,120       2,903     (43,961)
  Less: Preferred stock dividends .......       (604)       (604)     (1,811)     (1,811)
                                            --------    --------    --------    --------

Net earnings (loss) applicable to
   common shares ........................   $  1,641    $    516    $  1,092    $(45,772)
                                            ========    ========    ========    ========

Basic earnings (loss) per common share:
  Continuing operations .................   $   0.31    $   0.01    $  (0.03)   $  (8.44)
  Discontinued operations ...............      (0.01)       0.08        0.23        0.07
                                            --------    --------    --------    --------

  Net earnings (loss) per common
    share (basic) .......................   $   0.30    $   0.09    $   0.20    $  (8.37)
                                            ========    ========    ========    ========

Weighted average shares
   outstanding (basic) ..................      5,472       5,472       5,472       5,469
                                            ========    ========    ========    ========


Diluted earnings (loss) per common share:
  Continuing operations .................   $   0.30    $   0.01    $  (0.03)   $  (8.44)
  Discontinued operations ...............      (0.01)       0.08        0.23        0.07
                                            --------    --------    --------    --------

  Net earnings (loss) per common
   share (diluted) ......................   $   0.29    $   0.09    $   0.20    $  (8.37)
                                            ========    ========    ========    ========

Weighted average shares
   outstanding (diluted) ................      7,665       5,472       5,528       5,469
                                            ========    ========    ========    ========

Cash dividends per common share..........   $   0.04    $   0.04    $   0.12    $   0.12
                                            ========    ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries

                                                     September 30,    December 31,
                                                         1999             1998
                                                      (Unaudited)
                                                     (In thousands, except share data)
                   Assets
Current assets:
  Cash and cash equivalents ..........................   $     502    $   5,871
  Trade accounts receivable, less allowance for
     doubtful accounts of $161 and $156 in 1999 and
     1998, respectively ..............................       9,558        9,230
  Income tax receivable ..............................        --          5,701
  Deferred income taxes ..............................       2,365        3,408
  Other current assets ...............................         288          577
                                                         ---------    ---------
    Total current assets .............................      12,713       24,787
                                                         ---------    ---------

Property, plant and equipment:
  Oil and gas properties, utilizing the
     full-cost method of accounting ..................     360,376      385,048
  Unproven properties ................................      38,554       43,263
  Other ..............................................       2,731        2,653
  Less accumulated depreciation, depletion
     and amortization ................................    (311,473)    (309,330)
                                                         ---------    ---------
    Net property and equipment .......................      90,188      121,634
                                                         ---------    ---------
Investment in Genesis ................................      16,606       16,908
Other assets .........................................       2,743        2,962
                                                         =========    =========
    Total assets .....................................   $ 122,250    $ 166,291
                                                         =========    =========

    Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term debt ..................   $    --      $  22,000
  Accounts payable ...................................       9,774        8,639
  Accrued liabilities ................................       3,596        5,520
                                                         ---------    ---------
    Total current liabilities ........................      13,370       36,159
                                                         ---------    ---------
Other liabilities ....................................         573        1,261
                                                         ---------    ---------
Long-term debt .......................................      81,000      102,000
                                                         ---------    ---------
Commitments and contingencies Shareholders' equity:
  Preferred stock, $1 par value; 690,000
     shares issued and outstanding,
     liquidation value of $34,500,000 ................         690          690
  Common stock, $1 par value; 5,471,782
    shares issued and outstanding in 1999
    and 1998 .........................................       5,472        5,472
  Additional paid-in capital .........................      40,829       40,829
  Retained deficit ...................................     (19,684)     (20,120)
                                                         ---------    ---------
    Total shareholders' equity .......................      27,307       26,871
                                                         =========    =========
    Total liabilities and shareholders'equity            $ 122,250    $ 166,291
                                                         =========    =========

See accompanying Notes to Consolidated Financial Statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                Nine Months Ended September 30,
                                                       1999        1998
                                                         (In thousands)
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations ..   $  1,620    $(44,357)
Adjustments for non-cash items:
  Depreciation, depletion and amortization ......      4,926      75,026
  Deferred income taxes .........................        381     (21,403)
  Equity in earnings of Genesis - net of
     amortization ...............................        180        (451)
  Distributions received from Genesis ...........        122         119
     Gain on sale of assets .....................       --            (2)
                                                    --------    --------
Earnings from continuing operations plus
   non-cash operating items .....................      7,229       8,932
Changes in components of working capital from
operations:
  Increase in trade accounts receivable .........       (338)     (6,515)
  Decrease in federal income tax receivables ....      5,701        --
  Decrease in other current assets ..............        289         660
  Increase in accounts payable ..................      1,005       4,874
  (Decrease) increase in accrued and other
     liabilities ................................     (2,576)        918
  Increase in income tax payable ................         38         145
                                                    --------    --------
Cash provided by continuing operations ..........     11,348       9,014
Cash provided by discontinued operations ........      2,011           5
                                                    --------    --------

Cash provided by operating activities ...........     13,359       9,019
                                                    --------    --------

INVESTING ACTIVITIES:
Proceeds from the disposition of oil and gas
     properties .................................     28,653          39
Additions to property, plant and equipment ......     (2,134)    (18,667)
Refund of deposit for Amoco Beaver Creek
   acquisition ..................................       --        12,369
Other, net ......................................        220        (679)
                                                    --------    --------
Cash provided by (utilized in) investing
   activities ...................................     26,739      (6,938)
                                                    --------    --------

FINANCING ACTIVITIES:
(Repayments) borrowings under credit agreements,
     net ........................................    (43,000)        500
Cash dividends:
     Common shareholders ........................       (656)       (659)
     Preferred shareholders .....................     (1,811)     (1,811)
Exercise of stock options .......................       --            65
                                                    --------    --------
Cash utilized in financing activities ...........    (45,467)     (1,905)
                                                    --------    --------

NET (DECREASE) INCREASE  IN CASH AND CASH
   EQUIVALENTS ..................................     (5,369)        176
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..      5,871          56
                                                    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........   $    502    $    232
                                                    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:
Interest ........................................   $  5,664    $  6,976
                                                    ========    ========
Income taxes ....................................   $    481    $     66
                                                    ========    ========

See accompanying Notes to Consolidated Financial Statements


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
September 30, 1999 and 1998

Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and nine months ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 2 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

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

The Company entered into two hedging programs during the second quarter of 1999. The first program is a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices are $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices are $14.50 per barrel for the put option and $18.80 per barrel for the call option. There are no premiums associated with either of these programs. The strike price of the call options was exceeded during each month of the third quarter of 1999 resulting in a reduction of revenues of $1.2 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three and nine months ended September 30, 1999 would have increased from $17.51 to $19.41 and from $13.54 to $14.19, respectively.

In 1998, the Company purchased a put option and sold a call option covering 4,800 barrels of oil per day for a nine-month period ended December 31, 1998. The strike prices were $16.00 per barrel for the put option and $19.25 per barrel for the call option. There was no premium associated with these options. During the three months ended September 30, 1998, the Company received $0.8 million as a result of the options. Without the options the average price per barrel of oil for the three and nine months ended September 30, 1998, would have been reduced from $10.92 to $9.95 and $11.53 to $10.98, respectively.

The Company has also entered into a hedge program for a portion of its oil production in the year 2000. The Company purchased a put option and sold a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $17.25 per barrel for the put option and $22.00 per barrel for the call option. There are no premiums associated with this hedge program.

Note 4 - Accumulated Depreciation, Depletion and Amortization

During the first quarter of 1998 a pre-tax write-down of the Company's oil and gas properties of $66.1 million was required as a result of lower energy prices. On an after-tax basis, the write-down amounted to $43.6 million. The Company's depletion rate for the three and nine months ended September 30, 1999, was $1.67 and $1.90 per equivalent barrel, respectively, versus a pre write-down rate of $2.64 and $2.74, respectively, for the same periods ended September 30, 1998.

Note 5 - Acquisitions & Dispositions

On January 4, 1999, the Company sold its right to participate in the future earnings of Specified Fuels & Chemicals, Inc. ("SFC") for $2.0 million. SFC acquired the Company's research and reference fuel business in July 1997. The sale and results of the research and reference fuel business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued Operations had a gain of $1.3 million for the nine months ended September 30, 1999, primarily as a result of the sale.

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

The properties sold during the first quarter of 1999 were not considered to be integral to the Company's future. The cumulative proceeds from these events, totaling $29.8 million, have been used to reduce debt.

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

Three Months Ended September 30, 1999

                                               Increase
                                                  in       Earnings
                                                Number       per
                                  Increase         of     Incremental
                                  in Income     Shares      Share
                                ------------  ----------  ----------
Options ....................            --      102,665
Dividends  on  convertible
   preferred stock .........    $   603,750   2,090,909      $0.29


               Computation of Diluted Earnings per Share

                                   Income
                                  Available
                                    from
                                 Continuing     Common
                                 Operations     Shares    Per Share
                                ------------  ----------  ----------
                                $ 1,694,250   5,471,782      $0.31
Common stock options..........          --      102,665        --
                                ------------  ----------  ----------
                                $ 1,694,250   5,574,447      $0.30  Dilutive

Dividends  on  convertible
   preferred stock............      603,750   2,090,909        --
                                ============  ==========  ==========
                                $ 2,298,000   7,665,356      $0.30  Dilutive
                                ============  ==========  ==========

Three Months Ended September 30, 1998

                                               Increase
                                                  in       Earnings
                                                Number       per
                                  Increase         of     Incremental
                                  in Income     Shares      Share
                                ------------  ----------  ----------
Options..................               --          543
Dividends on convertible
   preferred stock.......       $   603,750   2,090,909      $0.29


               Computation of Diluted Earnings per Share

                                   Income
                                  Available
                                    from
                                 Continuing     Common
                                 Operations     Shares    Per Share
                                ------------  ----------  ----------
                                $    61,250   5,471,782      $0.01
Common stock options.....               --          543        --
                                ------------  ----------  ----------
                                $    61,250   5,472,325      $0.01  Dilutive
Dividends on convertible
   preferred stock.......           603,750   2,090,909        --
                                ============  ==========  ==========
                                $   665,000   7,563,234      $0.09  Antidilutive
                                ============  ==========  ==========

Note: Because diluted EPS from continuing operations increases from $0.01 to $0.09 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS for continuing operations. Therefore, diluted EPS from continuing operations is reported as $.01.

Nine months Ended September 30, 1999

                                               Increase
                                                  in       Earnings
                                                Number       per
                                  Increase         of     Incremental
                                  in Income     Shares      Share
                                ------------  ----------  ----------
Options..................               --       56,593        --
Dividends on convertible
   preferred stock.......       $ 1,811,250   2,090,909     $ 0.87



               Computation of Diluted Earnings per Share

                                   Income
                                  Available
                                    from
                                 Continuing     Common
                                 Operations     Shares    Per Share
                                ------------  ----------  ----------
                                $  (191,250)  5,471,782     $(0.03)

Common stock options.....               --       56,593        --
                                ------------  ----------  ----------
                                $  (191,250)  5,528,375     $(0.03) Antidilutive
Dividends  on  convertible
   preferred stock.......         1,811,250   2,090,909        --
                                ============  ==========  ==========
                                $ 1,620,000   7,619,284     $ 0.21  Antidilutive
                                ============  ==========  ==========


Note: Because diluted EPS from continuing operations increases from $(0.03) to $0.21 when common stock options and convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS for continuing operations. Therefore, diluted EPS from continuing operations is reported as $(0.03).



Nine months Ended September 30, 1998

                                               Increase
                                                  in       Earnings
                                                Number       per
                                  Increase         of     Incremental
                                  in Income     Shares      Share
                                ------------  ----------  ----------
Options..................               --       56,608        --
Dividends on convertible
   preferred stock.......       $ 1,811,250   2,090,909     $ 0.87



               Computation of Diluted Earnings per Share

                                   Net Loss
                                  Available
                                    from
                                 Continuing     Common
                                 Operations     Shares    Per Share
                                ------------  ----------  ----------
                               $(46,168,250)  5,469,428     $(8.44)
Common stock options.....               --       56,608        --
                                ------------  ----------  ----------
                               $(46,168,250)  5,526,036     $(8.35) Antidilutive
Dividends on convertible
   preferred stock..........      1,811,250   2,090,909        --
                                ============  ==========  ==========
                               $(44,357,000)  7,616,945     $(5.82) Antidilutive
                                ============  ==========  ==========


Note: Because diluted EPS from continuing operations increases from $(8.44) to $(8.35) when common stock options are included in the computation and because diluted EPS increases from $(8.35) to $(5.82) when convertible preferred shares are included in the computation, both the common stock options and convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $(8.44).

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

RESULTS OF CONTINUING OPERATIONS

The Company's principal business segment is oil and gas production. Results of continuing operations for the three and nine months ended September 30, 1999 and 1998, are discussed below.

Oil and Gas Production

                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       1999       1998       1999       1998
Revenues (in thousands):
Sales of oil and natural gas ....   $ 13,341   $ 11,689   $ 32,991   $ 36,751
Sales of LaBarge other products .       --          468        180      1,250
Gas marketing ...................       --          198         83        683
Minerals leasing and other ......         27        170        174        375
                                    --------   --------   --------   --------
     Total revenues .............   $ 13,368   $ 12,525   $ 33,428   $ 39,059
                                    ========   ========   ========   ========

Operating profit (loss) (in
    thousands) ..................   $  5,154   $  3,206   $  8,308   $(59,616)
                                    ========   ========   ========   ========

Operating information:
Average net daily production:
    Oil and NGL (Bbls) ..........      7,390      9,467      7,886      9,684
    Natural gas (Mcf) ...........      7,482     12,626      8,439     12,571

Average sales prices:
    Oil and NGL (per Bbl)(1).....   $  17.33   $  10.98   $  13.35   $  11.46
    Natural gas (per Mcf) .......   $   2.26   $   1.83   $   1.84   $   1.88
       (1) includes the effects of hedging


Revenues
Revenues for the three months ended September 30, 1999, increased $0.8 million when compared to the three months ended September 30, 1998, primarily due to a 58% increase in the average oil and NGL price partially offset by a 22% decrease in the average net daily production of oil and NGL and a 41% decrease in average daily natural gas production. Contributing to the decrease in production was the sale of the Grass Creek and Pitchfork units in March 1999, the sale of the LaBarge project in January 1999, and sale of the mineral interest in December 1998.



For the nine months ended September 30, 1999, revenues decreased $5.6 million from the same period in 1998. The change was primarily due to a decrease in average net daily oil and NGL production and natural gas production of 19% and 33%, respectively, and a decrease in the sales of LaBarge other products of 86%. The sale of the Grass Creek and Pitchfork units in March 1999, the sale of the LaBarge project in January 1999, and sale of the mineral interest in December 1998, contributed to the decrease in production.




The Company entered into two hedging programs during the second quarter of 1999. The first program is a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices are $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices are $14.50 per barrel for the put option and $18.80 per barrel for the call option. There are no premiums associated with either of these programs. The strike price of the call options was exceeded during each month of the third quarter of 1999 resulting in a reduction of revenues of $1.2 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three and nine months ended September 30, 1999 would have increased from $17.51 to $19.41 and from $13.54 to $14.19, respectively.


Operating Profit

The Company's operating profit increased $1.9 million when comparing the third quarter of 1999 to the third quarter of 1998. The increase in operating profit was due to a decrease in operating expenses and an increase in revenues. Operating expenses decreased 12% during the third quarter of 1999 when compared to the third quarter of 1998. The primary reason for the decrease was a $1.5 million decrease in depletion expense, and a decrease in total LaBarge expenses of $0.8 million resulting from its sale in the first quarter of 1999. Also contributing to the decrease was a reduction in gas marketing costs. Partially offsetting the operating expense reductions was an increase in general and administrative expenses and production taxes. General and administrative expenses during the third quarter of 1998 were unusually low as a result of additional transition expense adjustments associated with assuming operations of the new Wyoming properties. Production taxes increased as a result of higher oil prices during the current period.

For the nine-month period ending September 30, 1999, operating profits increased $67.9 million when compared to the nine-month period ended September 30, 1998. The increase is primarily due to a first quarter 1998 pre-tax non-cash write-down of $66.1 million. Excluding the first quarter 1998 write-down, operating profits increased $1.8 million when comparing the first nine months of 1999 to the same period of 1998. The effect of decreased operating expenses during the first nine months of 1999 was partially offset by a corresponding reduction of operating revenues during the same period.

For the nine months ending September 30, 1999, operating expenses decreased 23% when compared to the pre write-down operating expenses during the same period of 1998. The primary reason for the decrease was a $4.0 million decrease in depletion expense, a decrease in total LaBarge expenses of $2.0 million resulting from its sale in the first quarter of 1999, a $0.8 million decrease in lease operating expenses, and a $0.3 million decrease in production taxes. Also contributing to the decrease in expenses was a reduction in gas marketing expense.

Crude Oil Marketing

The Company has a direct and indirect equity interest in Genesis Crude Oil, L.P., Genesis Energy, L.P., and Genesis Energy, L.L.C. (collectively referred to hereinafter as "Genesis"). As a result of the Company's interest, the Company recognized a net loss of $0.1 million and $0.2 million during the three and nine months ended September 30, 1999, respectively. This represents a decrease in earnings of $0.3 million and $0.6 million, respectively, from the three and nine months ended September 30, 1998.

While market conditions have improved recently, a corresponding improvement has not been seen in the overall operating and financial condition of Genesis. Should there not be significant improvement in the fourth quarter operating results or in the underlying operating fundamentals of Genesis, it may indicate conditions and factors that are other than temporary which could result in an impairment of the investment. Management is evaluating the realizable value of the investment, but is not yet able to quantify the magnitude of such future impairment charge, if any.

Interest Expense

Interest expense for the three and nine months ended September 30, 1999, decreased $1.1 million and $2.6 million, respectively, from the 1998 levels as a result of decreased debt of $56.5 million since September 30, 1998. The primary reason for this decrease was the sale of various non-integral properties with the proceeds used to reduce debt.


Provision for Income Taxes

The Company's effective tax rate for the nine months ended September 30, 1999 and 1998 was 36% and 34%, respectively.

RESULTS FROM DISCONTINUED OPERATIONS

Technical Fuels and Chemical Processing

On July 31, 1997, the Company completed the sale and disposition of Howell Hydrocarbons & Chemicals, Inc. ("HHCI") to Specified Fuels & Chemicals, Inc. ("SFC") which represented substantially all of the assets of its research and reference fuels and custom chemical manufacturing business.

The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements. On January 4, 1999, the Company sold its right to participate in the future earnings of SFC for $2.0 million. Discontinued Operations had a gain of $1.3 million for the nine months ended September 30, 1999, as a result of the sale.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations for the nine months ended September 30, 1999, was $11.3 million. This compares to $9.0 million of cash provided by continuing operations during the same 1998 period. The Company's debt decreased by $43.0 million during the first nine months of 1999 while the first nine months of 1998 reflected a $0.5 million increase. Capital expenditures for the nine months ended September 30, 1999, were $2.1 million compared to $18.7 million for the 1998 period. Management estimates that capital expenditures for the balance of 1999 will approximate $4.0 to $6.0 million. To the extent that cash flow from operations is inadequate to fund this level of expenditures, the Company will use funds available under the terms of its Credit Facility.

As a result of sales of non-integral properties, the Company's total debt, all long term, at September 30, 1999, was $81.0 million. At September 30, 1999, the Company's borrowing base under the terms of its Credit Facility was $100.0 million.

During the first nine months of 1999, the Company paid common dividends of $0.7 million and preferred dividends of $1.8 million.

Year 2000 Date Conversion

The Company has implemented its plan that addresses the year 2000 ("Y2K") conversion issue. The Company has evaluated all computer systems used in its operations. This includes accounting and financial systems, field and production systems, and other significant field or office devices that may not be Y2K compliant. Further, the Company has made a determination of what remedial action is necessary and has initiated its remedial plan. The Company has completed corrective action on major office systems and completed corrective action of field systems in the third quarter of 1999.

The Company has received assurances from its most important outside suppliers and vendors that they will be able to provide goods and services without disruption.

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

Forward-looking Statements

Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the Company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, oil and natural gas prices, uncertainty of reserve estimates, rates and timing of future production of oil and gas, exploratory and development activities, acquisition risks, changes in the level and timing of future costs and expenses related to drilling and operating activities, and the operating and financial performance of Genesis.

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

                                   Howell Corporation
                                   (Registrant)



Date:  November 9, 1999            /s/  Allyn R. Skelton, II
                                   -------------------------
                                   Allyn R. Skelton, II
                                   Vice  President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)