Form 10-K
period 1999-12-31
HOWELL CORP /DE/
filed 2000-03-22
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            Form 10-K

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1999
                                OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:
                                               Name of Each Exchange
       Title of Each Class                     on Which Registered
           ----------                              ------------

   Common Stock, $1 par value                  New York Stock Exchange
$3.50 Convertible Preferred Stock,             National Association of
    Series A, $1 par value                     Securities Dealers, Inc.
                                             Automated Quotation System

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


The market value of all shares of Common Stock on March 1, 2000 was approximately $36.2 million. The aggregate market value of the shares held by nonaffiliates on that date was approximately $23.7 million. As of March 1, 2000, there were 5,521,782 common shares outstanding.


Documents Incorporated by Reference:
   Howell Corporation proxy statement to be filed in connection with the 2000 Annual Shareholders' Meeting (to the extent set forth in Part III of this Form 10-K).

                        HOWELL CORPORATION

                   1999 FORM 10-K ANNUAL REPORT

                        Table of Contents

                              PART I

                                                                    Page

Item 1.  Business.................................................... 1
Item 2.  Properties.................................................. 3
Item 3.  Legal Proceedings........................................... 9
Item 4.  Submission of Matters to a Vote of Security Holders......... 9

                              PART II

Item 5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters........................................10
Item 6.  Selected Financial Data.....................................10
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................11
Item 7A. Quantitative and Qualitative Disclosure About Market Risk...15
Item 8.  Financial Statements and Supplementary Data.................16
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................16

                             PART III

Item 10. Directors and Executive Officers of the Registrant..........17
Item 11. Executive Compensation......................................17
Item 12. Security Ownership of Certain Beneficial Owners and
          Management.................................................17
Item 13. Certain Relationships and Related Transactions..............18

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K ..................................................18



   This Form 10-K includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation the statements under "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the nature of the Company's oil and gas reserves, productive wells, acreage, and drilling activities, the adequacy of the Company's financial resources, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements"), include without limitation, fluctuations of the prices received for the Company's oil and natural gas, uncertainty of drilling results and reserve estimates, competition from other exploration, development and production companies, operating hazards, abandonment costs, the effects of governmental regulation and the leveraged nature of the Company, are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-K. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

                              PART I

Item 1.  Business

A.   General

     Howell Corporation and its subsidiaries ("Company") are engaged in the exploration, production, acquisition and development of oil and gas properties. These operations are conducted in the United States. A description of the Company's business and the market in which it operates is summarized below.

     Oil and Gas Exploration and Production

     The Company's oil and gas exploration and production activities are conducted by Howell Petroleum Corporation ("HPC"), a wholly-owned subsidiary of the Company, and are concentrated in Wyoming and along the Gulf Coast, both onshore and offshore. At December 31, 1999, the Company's estimated proved reserves were 34.6 million barrels of oil and plant liquids and 38.6 billion cubic feet ("BCF") of gas. The core area for the Company includes the Salt Creek and Elk Basin fields discussed below. The Company's major producing properties include Salt Creek, Elk Basin, North Frisco City and Main Pass 64. These four major fields represent 33.2 million barrels of oil equivalent ("MMBOE"), or 81% of the Company's total proved reserves. Substantially all of the Company's oil and natural gas production is sold on the spot market or pursuant to contracts priced according to the spot market. HPC has 118 employees.

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

     Technical Fuels and Chemical Processing

     On July 31, 1997, Howell Hydrocarbons & Chemicals, Inc. ("Seller"), a wholly-owned subsidiary of the Company, sold substantially all of the assets of its research and reference fuels and custom chemical manufacturing business to Specified Fuels & Chemicals, Inc. ("SFC").

     In connection with the transaction, SFC received a license to use the name "Howell Hydrocarbons & Chemicals" for a five-year period after closing and it assumed certain obligations of Seller and the Company. The Company agreed not to engage (directly or through affiliates) in any competing business for a five-year period after the closing.

     The sale resulted in a pre-tax gain of $0.4 million and the proceeds of the sale were used by the Company to reduce its outstanding indebtedness. In connection with the sale, the Company has given and received environmental and other indemnities. Claims could arise in the future that would require the Company to perform under those indemnities.

     In consideration for the assets sold to SFC, the Company received a payment of $19.8 million in cash, which included $14.8 million for the property, plant, equipment and related items, and $5.0 million in payment for working capital items. The Company was entitled to receive an additional payment equal to 55% of the amount by which SFC's EBITDA, for a period of five years, exceeded specific target levels for the year. During August 1998, the Company received the first excess EBITDA payment of $0.7 million.

     On January 4, 1999, the Company sold its right to participate in the future earnings of SFC for $2.0 million. The sale and the results of operations of the research and reference fuel business have been classified as discontinued operations in the accompanying consolidated financial statements. Technical Fuels and Chemical Processing had a gain of $1.3 million after tax for the year ended December 31, 1999, as a result of the sale of its right to participate in future earnings.

     Investment in Genesis

     On December 1, 1996, the Company conveyed the assets and business of its crude oil gathering and marketing operations and pipeline operations to Genesis Crude Oil, L.P., a Delaware limited partnership ("GCO"). Howell received cash of approximately $74 million and 991,300 subordinated limited partner units of GCO. Additionally, the Company received 46% of Genesis Energy, L.L.C., a Delaware limited liability company ("LLC") which is the General Partner of GCO. Howell recognized a gain of approximately $13.8 million.

     A subsidiary of Salomon Smith Barney Holdings Inc. ("SSB") conveyed similar assets to GCO. SSB owns 54% of LLC. SSB is obligated to provide distribution support should GCO have inadequate funds to make the minimum quarterly distribution to its common unit holders. SSB receives additional partnership interests ("APIs") to the extent it funds this obligation. Howell is obligated to purchase from SSB 46% of any outstanding APIs, but only to the extent of any distribution made to Howell by GCO on Howell's subordinated limited partner units.

     Howell retained all liabilities arising from the operations, activities and transactions of the business up through the closing date, including various environmental-related liabilities. Howell made various representations and warranties as to itself and the business and has agreed to indemnify GCO for any breaches thereof. Claims for breaches of such representations and warranties must be brought before December 3, 2001. Howell also agreed to perform, and retain the liability for, the cleaning of certain tanks used in the pipeline operations which was completed in 1997.

     On the closing date, Howell entered into various agreements with GCO including (a) a non-competition agreement prohibiting Howell from competing with the business for a period of ten years; (b) an agreement relating to the sale of crude oil by Howell from its oil and gas exploration and production business; and (c) an agreement whereby one-half of the subordinated limited partner units owned by Howell are pledged to secure Howell's indemnification of GCO for environmental liabilities.

     The financial results of GCO have recently deteriorated even as the market has returned to what had historically been a more favorable price environment. For each of the last three quarters of 1999, SSB has had to perform under its distribution support agreement. While there are no arrearages with respect to the common units, GCO has never made a distribution with respect to the subordinated units held by Howell and SSB. The Company now believes that it is more likely than not that distributions will never be paid on the subordinated units.

     With only a minority interest in LLC, Howell is not in a position to substantially influence management of GCO. Accordingly, the Company has decided to dispose of its interests in GCO and LLC. The Company has recorded an impairment charge of $13.5 million (pre-tax) to the carrying value of its investment and classified its operations as discontinued. During 1999, the investment in Genesis incurred a pre-tax loss of $13.8 million primarily as a result of the impairment charge. The loss is reflected in Discontinued Operations. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

     On February 28, 2000, the Company entered into a Purchase and Sale Agreement to sell its 46% interest in LLC to SSB for $3.0 million. The proceeds from the sale will be used to reduce debt. The Company does not expect to receive any proceeds for its subordinated units in GCO. No gain or loss will be recognized on the sale.


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

     Environmental Regulations

     The Company's operations are subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of the Company's facilities and for its oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions. Third parties may have the right to sue to enforce compliance. The cost of environmental compliance has not had a material adverse effect on the Company's operations or financial condition in the past. However, violations of applicable regulatory requirements, environment-related lease conditions, or required environmental permits, registrations or other authorizations can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations.

     Some risk of costs and liabilities related to environmental, health and safety matters is inherent in the Company's operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs or liabilities will not be incurred. In addition, it is possible that future developments, such as stricter requirements of environmental or health and safety laws and regulations affecting the Company's business or more stringent interpretations of, or enforcement policies with respect to, such laws and regulations, could adversely affect the Company. To meet changing permitting and operational standards, the Company may be required, over time, to make site or operational modifications at the Company's facilities, some of which might be significant and could involve substantial expenditures. In particular, federal regulatory programs focusing on the increased regulation of storm water runoff, oil spill prevention and response, and air emissions (especially those that may be considered toxic) are currently being implemented. There can be no assurance that material costs or liabilities will not arise from these or additional environmental matters that may be discovered or otherwise may arise from future requirements of law.

     The Company has made a commitment to comply with environmental regulations. Personnel with training and experience in safety, health and environmental matters are responsible for compliance activities. Senior management personnel are involved in the planning and review of environmental matters.

C.   Employment Relations

     On December 31, 1999, the Company had 118 employees. The Company's employees are not represented by a union for collective bargaining purposes. The Company has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be good. The Company maintains group life, medical, dental, long-term disability, short-term disability, 401(k) and accidental death and dismemberment insurance plans for its employees. The Company contributed $413,000 to the 401(k) plan for 1999.


Item 2.  Properties

A.   Supplementary Oil and Gas Producing Information

     The oil and gas producing activities of the Company are summarized below. Substantially all of the Company's producing properties are subject to certain restrictions under the Company's credit facility. See Note 6 of Notes to Consolidated Financial Statements.

     Oil and Gas Wells

     As of December 31, 1999, the Company owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                          Productive Wells
                                           Gross(1)   Net
                                           --------   ---
     Oil wells............................. 2,338     809
     Gas wells.............................   603      39
                                            -----     ---
          Total   ......................... 2,941     848
                                            =====     ===

     (1) One or more completions in the same well are counted as one well.

     Reserves

     The Company's net proved reserves of crude oil, condensate and natural gas liquids (referred to herein collectively as "oil") and its net proved reserves of gas have been estimated by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission. The reserve estimates at December 31, 1999, 1998, 1997 and 1996, except for the reserves purchased from Amoco, were reviewed by independent petroleum consultants, H. J. Gruy and Associates, Inc. The December 31, 1999, 1998 and 1997 reserves, associated with the properties acquired from Amoco, were reviewed by independent petroleum consultants, Ryder Scott & Associates. These estimates were used in the computation of depreciation, depletion and amortization included in the Company's consolidated financial statements and for other reporting purposes.

     Estimated Quantities of Proved Oil and Gas Reserves
                                                       Oil          Gas
                                                     (BBLs)        (MCF)
                                                     ------        -----
     As of December 31, 1996....................   7,959,173   60,254,350
     Revisions of previous estimates............     623,774   (5,737,208)
     Extensions, discoveries & other additions..     420,500    4,725,000
     Purchases of minerals in place.............  34,413,669   27,702,395
     Production.................................  (1,246,596)  (3,311,197)
                                                  ----------   ----------
     As of December 31, 1997....................  42,170,520   83,633,340
     Revisions of previous estimates............ (11,533,920)  (6,313,032)
     Extensions, discoveries & other additions..   4,037,900    3,922,900
     Purchases of minerals in place.............       4,634    8,107,918
     Production.................................  (3,542,465)  (4,653,705)
     Sales of minerals in place.................  (1,196,828)  (5,906,751)
                                                  ----------   ----------
     As of December 31, 1998....................  29,939,841   78,790,670
     Revisions of previous estimates............   5,979,073    3,859,501
     Extensions, discoveries & other additions..     844,984    1,031,232
     Purchases of minerals in place.............     685,478       75,751
     Production.................................  (2,843,055)  (2,994,215)
     Sales of minerals in place.................     (11,575) (42,158,149)
                                                  ----------   ----------
     As of December 31, 1999....................  34,594,746   38,604,790
                                                  ==========   ==========
     Proved developed reserves:
     December 31, 1996..........................   6,995,835   58,444,115
                                                  ==========   ==========
     December 31, 1997..........................  40,711,561   81,709,974
                                                  ==========   ==========
     December 31, 1998..........................  26,701,736   75,756,389
                                                  ==========   ==========
     December 31, 1999..........................  31,530,345   35,890,990
                                                  ==========   ==========

     Total proved reserves at year-end 1999 were 41,029 MBOE compared to 43,072 MBOE at year-end 1998. Approximately 7,038 MBOE of the decrease was due to property sales, partially offset by an increase of 6,622 MBOE in upward revisions.

     Proved oil reserves at December 31, 1999, include 1.6 million barrels of natural gas liquids ("NGL").

     Oil and Gas Leaseholds

     The following table sets forth the Company's ownership interest in leaseholds as of December 31, 1999. The oil and gas leases in which the Company has an interest are for varying primary terms, and many require the payment of delay rentals to continue the primary term. The leases may be surrendered by the Company at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals.

                                      Developed(1)    Undeveloped
                                     -------------   -------------
                                     Gross    Net    Gross    Net
                                     Acres   Acres   Acres   Acres
                                     -----   -----   -----   -----
      Alabama....................    5,812   2,189   2,686   1,058
      Louisiana..................    1,682     497     274      73
      Mississippi................    3,015     942   6,639   1,775
      North Dakota...............    7,240   1,710   1,040     130
      Texas......................   13,086   5,467   6,345   2,255
      Wyoming....................   38,262  18,316  28,001  11,782
      All other states combined..    3,774     720   3,322   1,738
      Offshore...................    7,025   5,589       -       -
                                    ======  ======  ======  ======
          Total..................   79,896  35,430  48,307  18,811
                                    ======  ======  ======  ======

    -----------------
     (1) Acres spaced or assignable to productive wells.

     Drilling Activity

     The following table shows the Company's gross and net productive and dry exploratory and development wells drilled in the United States:


                      Exploratory                        Development
            -----------------------------      -------------------------------
            Productive Wells   Dry Holes       Productive Wells     Dry Holes
      Year    Gross  Net      Gross   Net        Gross   Net        Gross  Net
      ----    -----  ---      -----   ---        -----   ---        -----  ---
      1999       -     -          -     -          2.0   2.0         2.0   2.0
      1998     1.0   0.6        1.0   0.1         18.0   4.5           -     -
      1997     4.0   0.9        1.0   0.3          1.0   0.1         1.0   0.6


     The table above reflects only the drilling activity in which the Company had a working interest participation. In addition, in 1998 and 1997, 5 and 24 gross productive wells, respectively, were drilled on the Company's fee mineral interest acreage, which was sold in December 1998.

     Sales Prices and Production Costs

     The following table sets forth the average prices received by the Company for its production, the average production (lifting) costs, and amortization per equivalent barrel of production ("BOE"):

                                                          1999    1998    1997
                                                          ----    ----    ----
Average sales prices:
   Oil and NGL (per BBL) includes effect of hedging...  $ 14.77  $11.26  $17.15
   Natural gas (per MCF)..............................  $  1.94  $ 1.86  $ 2.33
Production (lifting) costs (per BOE)..................  $  6.84  $ 5.95  $ 5.92
Amortization (per BOE)................................  $  1.95  $ 2.68  $ 5.18
Impairment of oil & gas properties (per BOE)..........  $     -  $23.66  $    -

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

     Oil and Gas Producing Activities

     CAPITALIZED COSTS. The following table presents the Company's aggregate capitalized costs relating to oil and gas producing activities, all located in the United States, and the aggregate amount of related depreciation, depletion and amortization:

                                           December 31, 1999   December 31, 1998
                                           -----------------   -----------------
Capitalized Costs:                                      (In thousands)
Oil and gas producing properties, all
   being amortized ........................    $ 382,393          $ 385,048
Unproven properties .......................       21,143             43,263
                                               ----------         ----------
   Total ..................................    $ 403,536          $ 428,311
                                               ==========         ==========
Accumulated depreciation, depletion and
amortization (includes impairment of oil
   & gas properties) ......................    $ 310,897          $ 307,118
                                               ==========         ==========


     COSTS INCURRED. The following table presents costs incurred by the Company, all in the United States, in oil and gas property acquisition, exploration and development activities:

                                                            Year Ended December 31,
                                               -----------------------------------------------
                                                  1999               1998               1997
                                                  ----               ----               ----
Property acquisition:                                           (In thousands)
     Unproved properties ................      $   --             $  3,627            $ 41,904
     Proved properties ..................         1,092              7,614              82,737
Exploration .............................         1,461              3,460               5,994
Development .............................         4,101              7,626               1,534
                                               --------           --------            --------
                                               $  6,654           $ 22,327            $132,169
                                               ========           ========            ========

     In 1998 and 1997, $18,123,000 and $57,000 of costs of unproved fee mineral interests, respectively, were transferred to the full cost pool, representing the costs of fee mineral interests that were drilled and evaluated during the periods. The 1998 amount also represents the sale of the fee mineral interests on December 17, 1998. These transfers of costs are not reflected in the table above. See Note 2 of Notes to the Consolidated Financial Statements.

     RESULTS OF OPERATIONS. The following table sets forth the results of operations of the Company's oil and gas producing activities, all in the United States. The table does not include activities associated with carbon dioxide, helium and sulfur produced from the LaBarge Project, which was sold in March 1999, or with activities associated with leasing the Company's fee mineral interests. The table does include the revenues and costs associated with the Company's fee mineral interests which were sold in December 1998.

                                                            Year Ended December 31,
                                                       ---------------------------------
                                                         1999         1998       1997
                                                         ----         ----       ----
                                                                 (In thousands)
Revenues ..........................................     $47,826     $ 48,538    $29,089
Production (lifting) costs ........................      22,875       25,703     10,646
Depreciation, depletion and amortization ..........       6,525       11,589      9,316
Impairment of oil & gas properties ................          -       102,167          -
                                                       --------     --------   --------
                                                         18,426      (90,921)     9,127
Income tax expense (benefit) ......................       6,265      (30,913)     2,523
                                                       --------     --------   --------
Results of operations (excluding corporate overhead
    and interest cost) ............................     $12,161     $(60,008)   $ 6,604
                                                       ========     ========   ========

     Included in the 1998 and 1997 amounts above are $1,314,000, and $2,005,000 of revenues and $121,000 and $174,000 of production costs, respectively, from the production of the Company's fee mineral interests which were sold in December 1998.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES. The accompanying table presents a standardized measure of discounted future net cash flows relating to the production of the Company's estimated proved oil and gas reserves at the end of 1999 and 1998. The method of calculating the standardized measure of discounted future net cash flows is as follows:

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

                                                                      December 31,
                                                                   ------------------
                                                                     1999      1998
                                                                     ----      ----
                                                                     (In thousands)
Future cash inflows .............................................  $908,940  $388,355
Future production costs .........................................   335,742   249,067
Future development costs ........................................    15,630    17,597
Future income tax expenses ......................................   155,324         -
                                                                   --------  --------
Future net cash flows ...........................................   402,244   121,691
10% annual discount for estimated timing of cash flows ..........   196,846    60,363
                                                                   --------  --------
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves .................................  $205,398  $ 61,328
                                                                   ========  ========

     The standardized measure is not intended to represent the market value of reserves and, in view of the uncertainties involved in the reserve estimation process, including the instability of energy markets as evidenced by recent volatility in both natural gas and crude oil prices, the reserves may be subject to material future revisions.

     CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS. The table below presents a reconciliation of the aggregate change in standardized measure of discounted future net cash flows:

                                                                      Year Ended December 31,
                                                                  -----------------------------
                                                                     1999      1998      1997
                                                                     ----      ----      ----
                                                                          (In thousands)
Sales and  transfers,  net of production costs .................. $(24,951) $(22,836) $(18,443)
Net  changes  in prices  and  production costs ..................  242,115   (56,084) (113,015)
Extensions  and discoveries, net of future production an
  development costs .............................................    9,829    12,775     9,950
Purchases of minerals in place ..................................    4,348     6,586   157,709
Sales of minerals in place ......................................   (5,047)    1,425         -
Previously  estimated  development costs incurred during the
  period ........................................................     (546)      (30)     (178)
Revisions of quantity estimates .................................   47,181   (20,512)   (1,006)
Accretion of discount ...........................................    6,133    13,958    10,406
Net change in income taxes ......................................  (79,014)   21,017     7,190
Changes in production rates (timing) and other...................  (55,978)  (34,546)  (17,093)
                                                                  --------- --------- ---------
    Net change .................................................. $144,070  $(78,247) $ 35,520
                                                                  ========= ========= =========

     The Company's oil and gas exploration and production activities are conducted entirely within the United States by HPC and are concentrated in Wyoming and along the Gulf Coast, both onshore and offshore. At December 31, 1999, the Company's estimated proved reserves were 34.6 MMBO and plant liquids and 38.6 BCF of gas. The Company's major producing properties include Salt Creek, Elk Basin, North Frisco City, and Main Pass 64. These four major fields represent 33.2 MMBOE, or 81% of the Company's total proved reserves. Substantially all of the Company's oil and natural gas production is sold on the spot market or pursuant to contracts priced according to the spot market.

     Description of Significant Properties

     Salt Creek. The Company owns and operates the Salt Creek field in the Powder River Basin in Natrona County, Wyoming. The Company's working interest varies from 67.7% to 100% in this multi-pay field. The field underwent primary development beginning in 1908. In the 1960's, a waterflood was installed in the "Light Oil Unit" ("LOU") which is unitized from the surface to the base of the Sundance 3 formation. There are currently 668 producing wells and 590 injection wells located in the LOU on a flood pattern of approximately five acre well spacing. As of December 31, 1999, the field was producing 3,186 barrels per day of sweet crude oil, 202 barrels per day of sour crude and 68 barrels per day of NGLs net to the Company. The most prolific producing formation in the LOU is the Wall Creek 2 at a depth of 1,500 feet. It has produced approximately 388 MMBO from an original estimated 950 MMBO in place. In addition, the field has produced another 269 MMBO from multiple horizons varying in depth down to 4,000 feet.

     Elk Basin. The Company owns and operates the Elk Basin field, located in the Bighorn Basin in Park County, Wyoming and Carbon County, Montana. The productive horizons range in depth from 1,700 feet to 6,000 feet, with the majority of the production coming from the Embar-Tensleep and the Madison formations. As of December 31, 1999, the field was producing 1,564 barrels per day of oil and 212 barrels per day of NGLs net to the Company from 225 producing wells.

     The   Embar-Tensleep   reservoir  was  an  inert  gas  injection   pressure
maintenance project until injection into the gas cap was discontinued in the 1970's. The Company re-established the inert gas injection to initiate an increased reservoir pressure in 1998, which is anticipated to have a positive impact on future production rates. The Company is injecting approximately 10 million cubic feet of inert gas per day into this reservoir. In addition, the Company has supplemented this gas cap injection with additional producing wells located in the oil rim on the edge of the structure, which has improved the sweep efficiency and ultimate recovery. The shallow Frontier formation, at a depth of 1,700 feet, holds a significant number of potential low cost drilling opportunities to extend the production in this field down-structure to the lowest known oil-water contact. Since 1986, 32 Frontier wells have been successfully drilled or recompleted within the Frontier Unit. These wells typically produce at rates of 30 barrels of oil per day and have cumulative recoveries up to 60,000 barrels each. The Company has identified numerous potential drilling locations both within the unit and outside the unit on Company leasehold. In late 1999, two Frontier wells were drilled to extend the field down-structure and are currently being completed. The prolific Madison carbonate, at a depth of 5,000', has the potential to be downspaced from the current 40 acres per well to 20 acres per well based on the successful infill drilling program over the last 10 years.

     Main Pass Block 64. Main Pass is located in federal waters offshore Louisiana about 70 miles southeast of New Orleans. The Company, as operator, discovered oil and gas upon drilling a test well in 1982. In 1989, the Company unitized portions of Main Pass Blocks 64 and 65, covering the main pay sand (the "7,300' Sand Unit") and implemented a waterflood project to repressure the 7,300' Sand Unit. Through exploitation, additional acquisitions and field unitization, the Company currently has a working interest which averages approximately 80% in 24 gross wells, including 5 injection wells. Gross cumulative production from the 7,300' Sand Unit over almost 18 years has totaled
11.7 MMBO and 26.8 BCF of natural gas. As of December 31, 1999, daily net production was approximately 534 barrels of oil. The Company has plans to continue the development of the oil-filled gas cap with one to three recompletions in the year 2000.

     North Frisco City. The North Frisco City field, located in Monroe County, Alabama, was discovered in March 1991. Production is predominantly from the Frisco City sand member of the Haynesville formation at a depth of about 12,000 feet. Based on seismic data, ten successful development wells were completed from 1992 through 1994. In 1994, the field was unitized. The Company currently has a 24.1% working interest in nine gross producing wells in the unit. As of December 31, 1999, daily net production from this field was 555 barrels of oil, 104 barrels of NGLs and 591 MCF of natural gas.

B.   Other Properties

     The Company leases approximately 52,900 square feet for use as corporate and administrative offices in Houston, Texas.

Item 3.  Legal Proceedings

     The Company, through its subsidiaries, is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial condition or results of operations or cash flows of the Company. See Note 8 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                              Part II

Item 5.  Market for  the  Registrant's  Common  Stock  and  Related  Stockholder
         Matters

     Howell  Corporation common  stock is traded on the New York Stock Exchange.
Symbol:  HWL

                                                                      Cash
                                                    Price           Dividends
                                              ------------------    ---------
         For quarter ended                     High        Low          $
         ------------------                   -------    -------     -------
          March 31, 1998...................   17 1/4     14           0.04
          June 30, 1998....................   14 1/8     10 1/8       0.04
          September 30, 1998...............   10 1/2      6 5/16      0.04
          December 31, 1998................    6 1/4      2 1/16      0.04
          March 31, 1999..................     3 15/16    1 3/4       0.04
          June 30, 1999....................    5 3/4      3 1/4       0.04
          September 30, 1999...............    7 1/2      5           0.04
          December 31, 1999................    6 5/8      5 3/8       0.04

     Approximate  number of equity  shareholders as of December 31, 1999: 1,800.

     It is the current intention of the Company to pay quarterly cash dividends on its common stock. No assurance can be given, however, as to the timing and amount of any future dividends which necessarily will depend on the earnings and financial needs of the Company, legal restraints, and other considerations that the Company's Board of Directors deems relevant. The ability of the Company to pay dividends on its common stock is currently subject to certain restrictions contained in its bank credit agreement. See Item 7. Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources.

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

                                                                Year Ended December 31, (1) (2)
                                                       -------------------------------------------------
                                                          1999     1998(3)    1997      1996      1995
                                                          ----     ----       ----      ----      ----
                                                            (In thousands, except per share amounts)
Revenues from continuing operations................... $ 48,310  $ 51,422  $ 34,663  $ 33,868  $ 31,501
                                                       --------- --------- --------- --------- ---------
Net earnings (loss) from continuing operations.......  $  4,945  $(68,076) $  2,887  $    864  $    998
                                                       --------- --------- --------- --------- ---------
Basic and diluted earnings (loss) per share
    common from continuing operations................. $   0.46  $ (12.89) $   0.09  $  (0.31) $  (0.29)
                                                       --------- --------- --------- --------- ---------
Property, plant and equipment, net.................... $ 93,046  $121,634  $226,228  $103,495  $108,285
                                                       --------- --------- --------- --------- ---------
Total assets.......................................... $117,983  $166,291  $268,122  $148,768  $152,166
                                                       --------- --------- --------- --------- ---------
Long-term debt........................................ $ 82,000  $102,000  $117,000  $ 20,581  $ 47,249
                                                       --------- --------- --------- --------- ---------
Shareholders' equity.................................. $ 20,680  $ 26,871  $ 97,639  $ 90,048  $ 79,020
                                                       --------- --------- --------- --------- ---------
Cash dividends per common share....................... $   0.16  $   0.16  $   0.16  $   0.16  $   0.16
                                                       --------- --------- --------- --------- ---------
Cash dividends per preferred share.................... $   3.50  $   3.50  $   3.50  $   3.50  $      -
                                                       --------- --------- --------- --------- ---------

-----------------
(1) See Note 2 of Notes to Consolidated Financial Statements regarding the 1997 sale of the Technical Fuels and Chemical Processing operations.
(2) See Notes 2 and 5 of Notes to Consolidated Financial Statements regarding the 1999 impairment and sale and the 1996 sale, contribution and conveyance of the Crude Oil Marketing and Transportation operations.
(3) Includes $102,167 (pre-tax) charge for impairment of oil and gas properties in 1998.

Summarized below are the Company's quarterly financial data for 1999 and 1998.

                                                  1999 Quarters(1)
                                       --------------------------------------
                                         First    Second    Third    Fourth(2)
                                       --------  --------  --------  --------
                                      (In thousands, except per share amounts)
Revenues from continuing operations..  $ 8,878   $ 1,182   $13,368   $14,882
Earnings (loss) from continuing
  operations before income taxes.....   (2,598)    1,814     3,567     4,803
Net earnings (loss) from continuing
  operations.........................   (1,724)    1,178     2,338     3,153
Net (loss) earnings from
  discontinued operations............    1,307      (103)      (93)   (8,956)
                                       --------  --------  --------  --------
Net (loss) earnings..................  $  (417)  $ 1,075   $ 2,245   $(5,803)
                                       ========  ========  ========  ========


Net earnings (loss) from continuing
  share - basic .....................  $ (0.43)  $  0.10   $  0.32   $  0.47
Net (loss) earnings from
  discontinued operations per share-
  basic..............................     0.25     (0.01)    (0.02)    (1.64)
                                       --------  --------  --------  --------
Net (loss) earnings..................  $ (0.18)  $  0.09   $  0.30   $ (1.17)
                                       ========  ========  ========  ========

Net earnings (loss) from continuing
  operations per share - diluted.....  $ (0.43)  $  0.10   $  0.30   $  0.41
Net (loss) earnings from
  discontinued operations per share-
  diluted............................     0.25     (0.01)    (0.01)    (1.17)
                                       --------  --------  --------  --------
Net (loss) earnings..................  $ (0.18)  $  0.09   $  0.29   $ (0.76)
                                       ========  ========  ========  ========


                                                 1998 Quarters(1)
                                      --------------------------------------
                                      First(3)   Second     Third   Fourth(3)
                                      --------  --------  --------  --------
                                     (In thousands, except per share amounts)
Revenues from continuing operations.. $ 14,267   $12,267   $12,525  $ 12,363
(Loss) earnings from continuing
  operations before income taxes.....  (68,493)      294       464   (36,811)
Net (loss) earnings from continuing
  operations.........................  (45,231)      172       572   (23,589)
Net (loss) earnings from
  discontinued operations............       75       (97)      548        (3)
                                      ---------  --------  -------- ---------
Net (loss) earnings.................. $(45,156)  $    75   $ 1,120  $(23,592)
                                      =========  ========  ======== =========

Net (loss) from continuing
  operations per share - basic  .....  $ (8.39)  $ (0.08)  $ (0.01)  $ (4.42)
Net (loss) earnings from
  discontinued operations per share-
  basic..............................     0.02     (0.02)     0.10         -
                                       --------  --------  --------  --------
Net (loss) earnings per share-basic..  $ (8.37)  $ (0.10)  $  0.09   $ (4.42)
                                       ========  ========  ========  ========

Net (loss) from continuing
  operations per share - diluted.....  $ (8.39)  $ (0.08)  $ (0.01)  $ (4.42)
Net (loss) earnings from
  discontinued operations per share-
  diluted............................     0.02     (0.02)     0.10         -
                                       --------  --------  --------  --------
Net (loss) earnings per share -
  diluted............................  $ (8.37)  $ (0.10)  $  0.09   $ (4.42)
                                       ========  ========  ========  ========

-----------------
(1) Includes effect of  reclassification of Genesis to discontinued  operations.
(2) Includes  impairment of Genesis to market value.
(3) Includes charge for impairment of oil and gas properties (pre-tax) of $66,118 in the first quarter and $36,049 in the fourth quarter.

 Item  7.   Management's   Discussion  and  Analysis of  Financial Condition and
            Results of Operations

     The following is a discussion of the Company's financial condition, results of operations, capital resources and liquidity. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

RESULTS OF CONTINUING OPERATIONS

     The Company's business is oil and gas exploration, production, acquisition and development. Results of continuing operations for the three years ended December 31, 1999, are discussed below. See Note 2 of Notes to Consolidated Financial Statements.



     Oil and Gas Production
                                            Year Ended December 31,
                                          ---------------------------
                                            1999      1998      1997
                                            ----      ----      ----
                                                 (In thousands)
Revenues:
Sales of oil and natural gas............  $47,826  $ 48,538   $29,089
Sales of LaBarge other products.........      180     1,685     1,747
Gas marketing...........................       83       758     2,868
Minerals leasing and other..............      221       441       959
                                          -------  ---------  -------
     Total revenues.....................  $48,310  $ 51,422   $34,663
                                          =======  =========  =======

Operating profit (loss) ................  $14,752  $(93,659)  $ 5,285
                                          =======  =========  =======

Operating information:
Average net daily production:
  Oil and NGL (BBLs) ...................    7,789     9,705    3,415
  Natural gas (MCF).....................    8,203    12,750    9,072

Average sales prices:
  Oil and NGL (per BBL) (includes
    effect of hedging)..................  $ 14.77  $  11.26   $17.15
  Natural gas (per MCF).................  $  1.94  $   1.86   $ 2.33


     Revenues

     During 1999, revenues decreased 6% when compared to the year ended 1998. The decrease was primarily due to a 20% decrease in oil production and a 36% decrease in natural gas production as a result of the Company's sale of the LaBarge, Grass Creek, and Pitchfork properties in early 1999. The decrease was partially offset by a 31% increase in average oil prices. See Note 2 of Notes to Consolidated Financial Statements.

     Revenues increased 48% during 1998 when compared to the year ended 1997 due to the Amoco acquisition, partially offset by a 34% decrease in average oil prices and a 20% decrease in average natural gas prices. The increase in revenues was partially offset by the Company's continued reduction of its gas marketing activities.

     Operating Profit

     During 1999, operating profits increased $108.4 million primarily as a result of the 1998 pre-tax non-cash impairment charge of $102.2 million. Excluding the impairment, operating profits for 1999 increased 73% when compared to 1998. This improvement was primarily due to a 44% reduction of amortization expense in 1999 which resulted from the 1998 impairment charge. A $1.3 million reduction in lease operating expenses also contributed to the increased operating profits.

     Operating profits decreased $98.9 million when comparing 1998 to 1997 primarily due to pre-tax non-cash impairments of $102.2 million. On an after-tax basis, the impairments amounted to $67.4 million or a loss of $12.32 per common share. Excluding the impairments, operating profits increased 61% when compared to the year ended 1997. The Company experienced increased lease operating expense and production and severance tax expense of $13.3 million and $2.8 million, respectively as a result of the Amoco acquisition. A reduction of workover expense of $1.1 million helped to offset these increased costs. The Company's general and administrative expenses decreased $1.6 million due to increased administrative credits on some of the properties acquired in late 1997. Also offsetting these costs was a decrease in depreciation, depletion and amortization, excluding the impairments, per equivalent barrel of production, from $5.18 in 1997 to $2.68 in 1998 due to the Amoco acquisition.

     Howell's average realized oil price, including hedging but excluding NGLs, for 1999 was $14.95 per barrel as compared to $11.37 per barrel in 1998.

     Interest Expense

     Interest expense decreased $3.7 million in 1999 as a result of a decrease in short-term and long-term debt ("Debt"). The Company reduced Debt by $42.0 million during 1999 as a result of the Company's sale of non-integral properties for $28.7 million, a tax refund of $5.7 million, the buyout by SFC of its remaining excess EBITDA payments for $2.0 million, and other cash provided by continuing operations of $5.6 million.

     During 1998, interest expense increased $9.3 million from the 1997 level as a result of the increased Debt necessary for the Amoco acquisition. Debt averaged $136.8 million during 1998. As a result of the sale of the fee mineral interests during December 1998, the Company was able to reduce Debt by $13.0 million.

     See Notes 2 and 6 of Notes to Consolidated Financial Statements.

     Provision for Income Taxes

     The Company's effective tax rate of 34.8% reflects the statutory federal rate plus state income taxes.

RESULTS FROM DISCONTINUED OPERATIONS

     Crude Oil Marketing and Transportation

     During 1999, Crude Oil Marketing and Transportation incurred a pre-tax loss of $13.7 million. The loss is primarily a result of the impairment of the investment in Genesis to market value. On February 28, 2000, the Company entered into a Purchase and Sale Agreement to sell its 46% interest in LLC to Salomon for $3.0 million. The proceeds from the sale will be used to reduce debt. See
Item 1. Business - Investment in Genesis.

     There were no revenues or operating profits in the Crude Oil Marketing and Transportation operation during 1998 or 1997 as a result of the sale of that business in 1996. As a result of the Company's direct and indirect interest in Genesis, the Company recognized pre-tax net earnings in Genesis of $0.6 million and $0.9 million during 1998 and 1997, respectively.

     These results have been reclassified as discontinued operations. See Notes 4 and 5 of Notes to Consolidated Financial Statements. There is no allocated interest as interest expense incurred was strictly for the oil and gas business.

     Technical Fuels and Chemical Processing

     On  July  31,  1997,   Seller   completed  the  sale  and   disposition  of
substantially all of the assets of its research and reference fuels and custom chemical manufacturing business to SFC.

     In connection with the transaction, SFC received a license to use the name "Howell Hydrocarbons & Chemicals" for a five-year period after closing and it assumed certain obligations of Seller and the Company. The Company agreed not to engage (directly or through affiliates) in any competing business for a five-year period after the closing.

     The sale resulted in a pre-tax gain of $0.4 million. The proceeds of the sale were used by the Company to reduce its outstanding indebtedness. In connection with the sale, the Company has given and received environmental and other indemnities. Claims could arise in the future that would require the Company to perform under those indemnities.

     In consideration for the assets sold to SFC, the Company received a payment of $19.8 million in cash, which included $14.8 million for the property, plant, equipment and related items, and $5.0 million in payment for working capital items. The Company was entitled to receive an additional payment equal to 55% of the amount by which SFC's EBITDA, for a period of five years, exceeded specific target levels for the year. During August 1998, the Company received the first excess EBITDA payment of $0.7 million.

     On January 4, 1999, the Company sold its right to participate in the future earnings of SFC for $2.0 million. The sale and the results of operations of the Technical Fuels and Chemical Processing business have been classified as discontinued operations in the accompanying consolidated financial statements. Technical Fuels and Chemical Processing had a gain of $1.3 million after tax for the year ended December 31, 1999, as a result of the sale.

     Discontinued operations also includes the allocation of $0.1 million of interest expense (based on a ratio of net assets of discontinued operations to total consolidated net assets) for 1997.

     The  following  table  presents  the  detail  of  net  (loss)  income  from
discontinued   operations  as  presented  on  the  Consolidated   Statements  of
Operations:

                                                  Year Ended December  31,
                                               ----------------------------
                                                 1999      1998       1997
                                                 ----      ----       ----
                                                      (in thousands)
Discontinued operations:
  Net (loss) earnings of Genesis (less
    applicable income taxes of $(4,702),
    $133 and $316 for 1999, 1998 and
    1997, respectively)......................  $(9,129)  $   257   $   421
  Net earnings from Howell Hydrocarbons
    (less applicable income taxes of
    $752, $350 and $388 for 1999, 1998
    and 1997, respectively)..................    1,284       266       528
  Gain on sale of Howell Hydrocarbons
    (less applicable income
    taxes of $126 for 1997)..................        -         -       245
                                               --------  --------  --------
Net (loss) earnings from discontinued
  operations.................................  $(7,845)  $   523   $ 1,194
                                               ========  ========  ========

     See Notes 2 and 5 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Recent Events

     On February 28, 2000, the Company entered into a Purchase and Sale Agreement to sell its 46% interest in LLC to Salomon for $3.0 million. The proceeds from the sale will be used to reduce debt.

     Credit Facility

     The Company entered into an Amended and Restated Credit Agreement effective December 1, 1998 ("Credit Facility"). The Credit Facility is comprised of two tranches. Tranche A is a revolving credit facility with a termination date no later than December 15, 2002. The Borrowing Base under Tranche A is $100 million and is redetermined semi-annually by the bank. Availability can be affected dramatically based upon the volatility of oil and gas prices. Tranche B is a term loan which was repaid in March 1999.

     Outstanding amounts under the Credit Facility bear interest, at the Company's option, at either the Eurodollar Loan rate ("Libor"), or the Base Rate (prime), plus the Applicable Margin. The Applicable Margin is determined by the Borrowing Base Utilization Percentage. As a result, interest rates range from as low as Libor plus 1.50% or the Base Rate plus 0.00% if 25% or less of the Borrowing Base is used, to as high as Libor plus 2.50% or the Base Rate plus 0.75% if greater than 90% of the Borrowing Base is used.

     The Credit Facility is secured by mortgages on substantially all of the Company's oil and gas properties. The Credit Facility contains certain other affirmative and negative covenants, including limitations on the ability of the Company to incur additional debt, sell assets, merge or consolidate, pay dividends on its capital in excess of historical levels, and a prohibition on change of control or management.

     As of December 31, 1999, Tranche A bore interest at 9% per annum on the outstanding amount of $82 million.

     Other

     At December 31, 1999, the Company had working capital of $3.0 million. In 1999, cash provided from operating activities was $17.4 million.

     In 1993, the Company issued 690,000 shares of $3.50 convertible preferred stock. The net proceeds from the sale were $32.9 million. Dividends on the convertible preferred stock are to be paid quarterly. Such dividends accrue and are cumulative.
The Company has paid all dividends on time.

     The Company currently anticipates spending approximately $100,000 during fiscal years 2000 and 2001 at various facilities for capital and operating costs associated with ongoing environmental compliance and may continue to have expenditures in connection with environmental matters beyond fiscal year 2001. The Company spent $36,000 on such expenditures in 1999. See Note 9 of Notes to Consolidated Financial Statements.

     The Company believes that its cash flow from operations, and amounts available under the Credit Facility, will be sufficient to satisfy its current liquidity and capital expenditure requirements. At December 31, 1999, the Company had cash and cash equivalents of $2.1 million, and $17.8 million available to it under the Credit Facility. A decline in the value of the Company's proved reserves could result in the bank reducing the

Borrowing Base, thereby causing mandatory payments under the Credit Facility. While the Company does not expect this to occur in 2000, such payments would adversely affect the Company's ability to carry out its capital expenditure program and could cause the Company to recapitalize its debt through the public or private placement of securities.

ACCOUNTING PRONOUNCEMENTS

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

YEAR 2000 DATE CONVERSION

     The Company implemented its plan that addressed the year 2000 ("Y2K") conversion issue. The Company evaluated all computer systems used in its operations, including accounting and financial systems, field and production systems, and other significant field or office devices that might not have been Y2K compliant. Further, the Company made a determination of what remedial action would be necessary and completed corrective action on major office systems and field systems during 1999.

     The Company received assurances from its most important outside suppliers and vendors that they could provide goods and services without disruption. The Company has not had any disruption of goods and services.

     The cost of Y2K conversion and compliance was approximately $420,000. Other areas outside the Company's control such as problems in the utility, banking, or transportation systems have not had a disruptive effect on the Company's ability to produce and deliver oil and gas, receive delivery of materials and supplies, or disburse or receive funds.

FORWARD-LOOKING STATEMENTS

     Statements contained in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral or other written statements made or to be made by the Company or its representatives) that are forward-looking in nature are intended to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to matters such as anticipated operating and financial performance, business prospects, developments and results of the company. Actual performance, prospects, developments and results may differ materially from any or all anticipated results due to economic conditions and other risks, uncertainties and circumstances partly or totally outside the control of the Company, including rates of inflation, oil and natural gas prices, uncertainty of drilling results and reserve estimates, changes in the level and timing of future costs and expenses related to drilling and operating activities, competition from other exploration, development and production companies, operating hazards, abandonment costs, the effects of governmental regulation and the leveraged nature of the Company.

     Words such as "anticipate", "expect", "project", and similar expressions are intended to identify forward-looking statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     In order to guarantee the Company a specific minimum sales price for its crude oil, the Company purchased a $16.50 per barrel put option and sold a $21.10 per barrel call option covering 100,000 barrels of oil per month for a six-month period ending February 28, 1997. For September through December 1996, the monthly average sales price exceeded the ceiling price. This resulted in collar payments for the four month period of $1.3 million which were recorded as a reduction of revenue.

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

     The Company entered into two hedging programs for 1999. The first program was a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices were $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program was a purchase of a put option and a sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices were $14.50 per barrel for the put option and $18.80 per barrel for the call option. There were no premiums associated with either of these programs. The strike price of the call options was exceeded, resulting in a reduction of revenues of $3.5 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the year ended December 31, 1999 would have increased from $14.95 to $16.23.

     The Company has also entered into two hedging programs for the year 2000. The first program is a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $18.50 per barrel for the put option and $26.00 per barrel for the call option. Each program provides for monthly settlements and is based on monthly averages. There are no premiums associated with either program.

Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section.

Item 9.  Changes  in  and  Disagreements   with   Accountants  on Accounting and
         Financial Disclosure

     Not applicable.

                             Part III

Item 10.  Directors and Executive Officers of the Registrant

     Regarding Directors, the information appearing under the caption "Election of Directors" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2000 Annual Shareholders' Meeting, is incorporated herein by reference. Regarding executive officers, information is set forth below.

   The executive officers are elected annually.

            Name          Age         Position
            ----          ---         --------
   Donald W. Clayton....  63  Chairman and Chief Executive Officer
   Richard K. Hebert....  48  President and Chief Operating Officer
   Allyn R. Skelton, II.  48  Vice President and Chief Financial Officer
   Robert T. Moffett....  48  Vice President, General Counsel and Secretary
   John E. Brewster, Jr.  49  Vice President, Corporate Development and Planning


     Mr. Donald W. Clayton was elected Chairman and Chief Executive Officer in May 1997. From 1993 to 1997, he was co-owner and President of Voyager Energy Corp. He formerly served as President and Director of Burlington Resources, Inc., and President and Chief Executive Officer of Meridian Oil, Inc. Prior to that, he was a senior executive with Superior Oil Company.

     Mr. Richard K. Hebert was elected President and Chief Operating Officer in May 1997. From 1993 to 1997, he was co-owner and Chief Executive Officer of Voyager Energy Corp. He formerly served as Executive Vice President and Chief Operating Officer of Meridian Oil, Inc., now Burlington Resources, Inc. Prior to that, he served in various engineering and management positions with Mobil Oil Corporation, Superior Oil Company and Amoco Production Company.

     Mr. Allyn R. Skelton, II, was elected Vice President and Chief Financial Officer of the Company in May 1999. He formerly served as Chief Financial Officer of Genesis Energy, L.P. Prior to that he was Chief Financial Officer of Howell Corporation.

     Mr. Robert T. Moffett was elected Secretary in October 1996 and Vice President and General Counsel in January 1994. He had served as General Counsel of the Company since September 1992. Prior to that, Mr. Moffett was a general partner in the firm of Moffett & Brewster.

     Mr. John E. Brewster, Jr. was elected Vice President, Corporate Development & Planning in May 1997. Prior to that he was a consultant to Voyager Energy Corp. He has held senior management positions with Santa Fe Minerals, Inc., Odyssey Energy, Inc., and Trafalgar House Oil & Gas Inc., and was a general partner in the firm of Moffett & Brewster.

     Regarding delinquent filers pursuant to Item 405 of Regulation S-K, the information appearing under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2000 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 11.  Executive Compensation

     The information appearing under the captions "Compensation of Executive Officers" and "Certain Transactions" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2000 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the caption "Security Ownership of Management and Certain Beneficial Owners" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2000 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information appearing under the caption "Certain Transactions" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2000 Annual Shareholders' Meeting, is incorporated herein by reference.

                              Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report (see page 20).

     (a) (3) and (c). The response to this portion of Item 14 is submitted as a separate section of this report (see page 38).

     (b)  Reports on Form 8-K.  None.

                            Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOWELL CORPORATION
                                             (Registrant)


                                      By /s/ALLYN R. SKELTON, II
                                     ----------------------------
                                         Allyn R. Skelton, II
                                          Vice President and
                                        Chief Financial Officer
                              Principal Financial and Accounting Officer

                                   Date:   February 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Signature                   Title                    Date
            ---------                   -----                    ----
                                  Principal Executive
   /s/  DONALD W. CLAYTON        Officer and Director       February 28, 2000
-------------------------------
        Donald W. Clayton
            Chairman
               and
     Chief Executive Officer


                                  Principal Executive
   /s/  RICHARD K. HEBERT        Officer and Director       February 28, 2000
-------------------------------
        Richard K. Hebert
            President
               and
     Chief Operating Officer



   /s/   PAUL N. HOWELL                Director             February 28, 2000
-------------------------------
         Paul N. Howell



   /s/   JACK T. TROTTER               Director             February 28, 2000
-------------------------------
         Jack T. Trotter



   /s/WALTER M. MISCHER, SR.           Director             February 28, 2000
-------------------------------
     Walter M. Mischer, Sr.

                HOWELL CORPORATION AND SUBSIDIARIES


                             FORM 10-K

                    ITEMS 8, 14(a) (1) and (2)

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

                                                                      Page
      Independent Auditors' Report...................................  21
      Consolidated Financial Statements:
        Consolidated Balance Sheets..................................  22
        Consolidated Statements of Operations........................  23
        Consolidated Statements of Changes in Shareholders' Equity...  24
        Consolidated Statements of Cash Flows........................  25
        Notes to Consolidated Financial Statements...................  26


   The  financial   statement   schedules  are  omitted  because  they  are  not
applicable, are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

                   INDEPENDENT AUDITORS' REPORT


To Howell Corporation:

     We have audited the accompanying consolidated balance sheets of Howell Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Howell Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.







DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2000




                HOWELL CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets

                                                           December 31,
                                                       --------------------
                                                          1999      1998
                                                          ----      ----
                                               (In thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents ......................   $  2,112    $  5,871
   Trade accounts receivable, less allowance
        for doubtful accounts of
        $161 in 1999 and $156 in 1998 .............     10,978       9,230
   Income tax receivable ..........................          -       5,701
   Deferred income taxes ..........................      2,027       7,530
   Other current assets ...........................      2,440         577
                                                      ---------   ---------
      Total current assets ........................     17,557      28,909
                                                      ---------   ---------
Property, plant and equipment:
   Oil and gas properties, utilizing the
        full-cost method of accounting ............    382,393     385,048
   Unproven properties ............................     21,143      43,263
   Other ..........................................      2,759       2,653
   Less accumulated depreciation, depletion
        and amortization ..........................   (313,249)   (309,330)
                                                      ---------   ---------
      Net property, plant and equipment ...........     93,046     121,634
                                                      ---------   ---------
Assets related to discontinued operations .........      3,000      16,908
Deferred income taxes .............................      3,600           -
Other assets ......................................        780       2,962
                                                      ---------   ---------
      Total assets ................................   $117,983    $170,413
                                                      =========   =========

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term debt ...........   $      -    $ 22,000
   Accounts payable ...............................     10,513       8,639
   Accrued liabilities ............................      3,934       5,520
   Income taxes payable ...........................        140           -
                                                      ---------   ---------
      Total current liabilities ...................     14,587      36,159
                                                      ---------   ---------
Deferred income taxes .............................          -       4,122
                                                      ---------   ---------
Other liabilities .................................        716       1,261
                                                      ---------   ---------
Long-term debt ....................................     82,000     102,000
                                                      ---------   ---------
Commitments and contingencies Shareholders' equity:
   Preferred stock, $1 par value; 690,000
       shares issued and outstanding;
       liquidation value of $34,500,000 ...........        690         690
   Common stock, $1 par value; 5,471,782
       shares issued and outstanding ..............      5,472       5,472
   Additional paid-in capital .....................     40,829      40,829
   Retained deficit ...............................    (26,311)    (20,120)
                                                      ---------   ---------
      Total shareholders' equity ..................     20,680      26,871
                                                      ---------   ---------
      Total liabilities and shareholders' equity...   $117,983    $170,413
                                                      =========   =========

See accompanying Notes to Consolidated Financial Statements.



                HOWELL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Operations

                                                 Year Ended December 31,
                                            ---------------------------------
                                               1999        1998       1997
                                               ----        ----       ----
                                        (In thousands, except per share amounts)
Revenues:
   Oil & gas ...........................    $ 48,310    $ 51,422    $ 34,663
                                            ---------   ---------   ---------

Costs and expenses:
   Operating expenses - oil & gas .......     23,093      27,764      14,825
   Depreciation, depletion and
     amortization .......................      6,671      11,703       9,460
   Impairment of oil & gas properties ...          -     102,167           -
   General and administrative expenses ..      3,794       3,447       5,093
                                            ---------   ---------   ---------
                                              33,558     145,081      29,378
                                            ---------   ---------   ---------
Other income (expense):
   Interest expense .....................     (7,329)    (10,997)     (1,490)
   Interest income ......................        118         111         145
   Other-net ............................         45          (1)        103
                                            ---------   ---------   ---------
                                              (7,166)    (10,887)     (1,242)
                                            ---------   ---------   ---------
Earnings (loss) from continuing
operations before income taxes ..........      7,586    (104,546)      4,043
Income tax expense (benefit) ............      2,641     (36,470)      1,156
                                            ---------   ---------   ---------
Net earnings (loss) from continuing
     operations ........................       4,945     (68,076)      2,887

Discontinued operations:
   Net (loss) earnings (less applicable
     income taxes of $(3,950), $483,
     and $830 for 1999, 1998 and 1997,
     respectively) .....................      (7,845)        523       1,194
                                            ---------   ---------   ---------
Net (loss) earnings .....................     (2,900)    (67,553)      4,081
   Less: cumulative preferred stock
     dividends ..........................     (2,415)     (2,415)     (2,415)
                                            ---------   ---------   ---------
Net (loss) earnings applicable to common
     stock ..............................   $ (5,315)   $(69,968)   $  1,666
                                            =========   =========   =========

Basic earnings (loss) per common share:
   Continuing operations ................   $   0.46    $ (12.89)   $   0.09
   Discontinued operations ..............      (1.43)       0.10        0.18
   Gain on sale of Howell Hydrocarbons ..          -           -        0.05
                                            ---------   ---------   ---------
   Net (loss) earnings per common share-
     basic ..............................   $  (0.97)   $ (12.79)   $   0.32
                                            =========   =========   =========

Weighted average shares outstanding -
     basic ..............................      5,472       5,470       5,143
                                            =========   =========   =========

Diluted earnings (loss) per common share:
   Continuing operations ................   $   0.46    $ (12.89)   $   0.09

   Discontinued operations ..............      (1.42)       0.10        0.17
   Gain on sale of Howell Hydrocarbons ..          -           -        0.05
                                            ---------   ---------   ---------
   Net (loss) earnings per common share-
     diluted ............................   $  (0.96)   $ (12.79)   $   0.31
                                            =========   =========   =========

Weighted average shares outstanding -
     diluted ............................      5,554       5,470       5,355
                                            =========   =========   =========

See accompanying Notes to Consolidated Financial Statements.



                                          HOWELL CORPORATION AND SUBSIDIARIES
                              Consolidated Statements of Changes in Shareholders' Equity

                                           Preferred Stock        Common Stock              Retained
                                           ---------------        ------------    Paid-In   Earnings
                                             Shares    $       Shares        $    Capital   (Deficit)    Total
                                             ------   ---      ------       ---   -------   ---------    -----
                                                            (In thousands, except number of shares)

Balances, December 31, 1996 .............   690,000  $690     4,947,196   $4,947  $34,532   $ 49,879   $ 90,048
  Net earnings - 1997 ...................         -     -             -        -        -      4,081      4,081
  Cash dividends - $0.16 per
     common share .......................         -     -             -        -        -       (821)      (821)
  Cash dividends - $3.50 per
     preferred share ....................         -     -             -        -        -     (2,415)    (2,415)
  Common stock issued to employees upon
     purchase of Voyager Energy .........         -     -       352,638      353    4,276          -      4,629
  Common stock issued to employees
     upon exercise of stock options .....         -     -       164,808      165    1,608          -      1,773
  Tax benefit upon exercise of employee
     stock options ......................         -     -             -        -      344          -        344
                                            -------  ----     ---------   ------  -------   ---------  ---------
Balances, December 31, 1997 .............   690,000  $690     5,464,642   $5,465  $40,760   $ 50,724   $ 97,639
  Net earnings - 1998 ...................         -     -             -        -        -    (67,553)   (67,553)
  Cash dividends - $0.16 per
     common share .......................         -     -             -        -        -       (876)      (876)
  Cash dividends - $3.50 per
     preferred share ....................         -     -             -        -        -     (2,415)    (2,415)
  Common stock issued to employees
     upon exercise of stock options .....         -     -         7,140        7       56          -         63
  Tax benefit upon exercise of employee
     stock options ......................         -     -             -        -       13          -         13
                                            -------  ----     ---------   ------  -------   ---------  ---------
Balances, December 31, 1998 .............   690,000  $690     5,471,782   $5,472  $40,829   $(20,120)  $ 26,871
  Net earnings - 1999 ...................         -     -             -        -        -     (2,900)    (2,900)
  Cash dividends - $0.16 per
     common share .......................         -     -             -        -        -       (876)      (876)
  Cash dividends - $3.50 per
     preferred share ....................         -     -             -        -        -     (2,415)    (2,415)
                                            -------  ----     ---------   ------  -------   ---------  ---------
Balances, December 31, 1999..............   690,000  $690     5,471,782   $5,472  $40,829   $(26,311)  $ 20,680
                                            =======  ====     =========   ======  =======   =========  =========

See accompanying Notes to Consolidated Financial Statements.




                          HOWELL CORPORATION AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows

                                                                     Year Ended December 31,
                                                                ----------------------------------
                                                                    1999        1998        1997
                                                                    ----        ----        ----
                                                                          (In thousands)
OPERATING ACTIVITIES:
  Net earnings (loss) from continuing operations ............   $  4,945     $(68,076)    $  2,887
  Adjustments for non-cash items:
    Depreciation, depletion and amortization.................      6,671      113,870        9,460
    Deferred income taxes ...................................      2,548      (36,470)       1,221
    Gain on sale of assets ..................................          -           (2)        (132)
                                                                ---------    ---------    ---------
  Earnings from continuing operations plus non-cash
    operating items..........................................     14,164        9,322       13,436
  Changes in components of working capital from operations:
    (Increase) in trade accounts receivable .................     (1,749)      (6,005)        (351)
    Decrease (increase) in inventories ......................          -            5           (7)
    Decrease (increase) in income tax receivable  ...........      5,701        3,486       (3,455)
    (Increase) decrease in other current assets .............     (1,863)       3,203       (2,543)
    Increase (decrease) in accounts payable .................      1,882        6,514         (962)
    (Decrease) increase in accrued and other liabilities ....     (2,017)         969         (295)
                                                                ---------    ---------    ---------
  Cash provided by continuing operations ....................     16,118       17,494        5,823
  Cash provided by (utilized by) discontinued operations ....      1,315        2,077         (906)
                                                                ---------    ---------    ---------
Cash provided by operating activities .......................     17,433       19,571        4,917
                                                                ---------    ---------    ---------
INVESTING ACTIVITIES:
  Proceeds from the disposition of property .................     28,715       13,333       20,053
  Additions to property, plant and equipment ................     (6,768)     (22,607)    (128,199)
  Deposit for Amoco Beaver Creek acquisition ................          -       12,369      (12,369)
  Other, net ................................................      2,152         (623)        (137)
                                                                ---------    ---------    ---------
Cash provided by (utilized in) investing activities .........     24,099        2,472     (120,652)
                                                                ---------    ---------    ---------
FINANCING ACTIVITIES:
  Long-term debt:
    (Repayments) borrowings under credit facilities-net .....    (42,000)     (13,000)     119,000
    Repayments to Department of Energy ......................          -            -       (4,999)
  Cash dividends:
    Common shareholders .....................................       (876)        (876)        (821)
    Preferred shareholders ..................................     (2,415)      (2,415)      (2,415)
    Exercise of stock options ...............................          -           63        1,773
                                                                ---------    ---------    ---------
Cash utilized in financing activities .......................    (45,291)     (16,228)     112,538
                                                                ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........     (3,759)       5,815       (3,197)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................      5,871           56        3,253
                                                                ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR ......................   $  2,112     $  5,871     $     56
                                                                =========    =========    =========

See accompanying Notes to Consolidated Financial Statements.

                HOWELL CORPORATION AND SUBSIDIARIES

            Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Howell Corporation and its subsidiaries ("Company"). The Company previously accounted for its investment in Genesis using the equity method of accounting. See Note 5. All significant intercompany accounts and transactions have been eliminated.

     Nature of Operations

     The Company is engaged in the exploration, production, acquisition and development of oil and gas properties. These operations are conducted in the United States.

     Property, Depreciation, Depletion and Amortization

     The Company follows the full cost method of accounting for its oil and gas exploration and production activities. Consequently, all costs pertaining to the acquisition, exploration and development of oil and gas reserves are capitalized and amortized using the unit-of-production method as the remaining proved oil and gas reserves are produced. The Company's net investment in oil and gas properties is subject to a quarterly ceiling limitation calculation that is based on the present value of future net revenues from estimated production of proved oil and gas reserves valued at current prices. Costs in excess of the ceiling limitation are currently charged to expense. Gains or losses upon the disposition of a property, normally treated as an adjustment to capitalized costs, are recognized currently in the event of a sale of a significant portion (normally in excess of 25%) of oil and gas reserves.

     The costs allocated to the unproven properties of the Company are excluded from amortization using the full cost method of accounting described above. These costs are reviewed periodically for impairment. This impairment will generally be based on geographic or geologic data. At the time of any impairment, the related costs will be added to the costs being amortized under the full cost method of accounting. Other property and equipment are carried at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the assets.

     Maintenance and repairs are charged to expense as incurred, while renewals and betterments are capitalized.

     Income Taxes

     The Company utilizes a balance sheet approach in the calculation of the deferred tax balance at each financial statement date by applying the provisions of enacted tax laws to measure the deferred tax consequences of the differences in the tax and book bases of assets and liabilities as they result in net taxable or deductible amounts in future years. The net taxable or deductible amounts in future years are adjusted for the effect of utilizing the carryback/carryforward attributes of any net losses generated and available tax credits. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

     Earnings Per Common Share

     Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and exercise of all outstanding stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

     Consolidated Statements of Cash Flows

     Included in the statements of cash flows are cash equivalents defined as short-term, highly liquid investments that are readily convertible to cash and so near to maturity that their value would not change significantly because of changes in interest rates. The Company made cash payments for interest of $7,318,000,

$10,184,000 and $1,347,000 in 1999, 1998 and 1997,  respectively.  In 1999, 1998 and 1997, cash payments for income taxes totaled $768,000, $261,000 and $6,849,000, respectively.

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

     During 1996, the Company purchased a put option and sold a call option covering 100,000 barrels of oil per month for a six-month period ended February 28, 1997. The strike prices were $16.50 per barrel for the put option and $21.10 per barrel for the call option. There was no premium associated with these options. In 1997, the monthly average price of crude oil on the organized exchange exceeded the strike price for the call option during January and February, the final two months of the options. The payments required in 1997 under the call option totaled $0.5 million and were recorded as a reduction of revenue.

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

     The Company entered into two hedging programs for 1999. The first program was a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices were $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program was a purchase of a put option and a sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices were $14.50 per barrel for the put option and $18.80 per barrel for the call option. There was no premium associated with either of these programs. The strike price of the call options was exceeded resulting in a reduction of revenues of $3.5 million from what would have been received had no hedging programs been in place for 1999. Without the options the average price per barrel of oil for the year ended December 31, 1999 would have increased from $14.95 to $16.23.

     The Company has also entered into two hedging programs for the year 2000. The first program is a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $18.50 per barrel for the put option and $26.00 per barrel for the call option. There are no premiums associated with either program.

     Revenue Recognition

     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is sold from those wells. Oil and gas sold in production operations is not significantly different from the Company's share of production.

     The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. Management does not believe that the Company had any material gas imbalances at December 31, 1999 or 1998.

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

     Reclassifications

     Certain reclassifications have been made to the 1998 and 1997 financial presentation to conform with the 1999 presentation.

Note 2.  Acquisitions and Dispositions

1999
----
     On January 4, 1999, the Company sold its right to participate in the future earnings of Specified Fuels & Chemicals, Inc. ("SFC") for $2.0 million. SFC acquired the Company's Technical Fuels and Chemical Processing business in July 1997. The sale and the results of operations of this business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued operations include an after-tax gain of $1.3 million for the year ended December 31, 1999, as a result of the sale.

     On January 29, 1999, the Company sold its interest in the LaBarge field, located in southwestern Wyoming, for $15.8 million. The properties consisted of three Federal units, 17 producing wells and related field facilities. In addition to natural gas, the properties produced carbon dioxide, helium and sulfur.

     On March 19, 1999, the Company sold its interests in the Grass Creek Unit in Hot Springs County, Wyoming, and the Pitchfork Unit in Park County, Wyoming for $12.6 million, net of closing adjustments. The Company owned a 25% working interest at Pitchfork and various working interests ranging from 13.08% to 43.14% in different producing horizons at Grass Creek.

     The properties sold during 1999 were not considered to be integral to the Company's future. The cumulative proceeds from these events were used to reduce debt. See Note 6.

     During 1999, the Company recognized a pre-tax loss of $13.8 million with respect to its equity interest in Genesis. The loss was a result of the impairment of the investment in Genesis to market value.

     On February 28, 2000, the Company entered into a Purchase and Sale Agreement to sell its 46% interest in LLC to SSB for $3 million. The proceeds from the sale will be used to reduce debt. The Company does not expect to receive any proceeds for its subordinated units in GCO. No gain or loss will be recognized on the sale. See Note 5.

1998
----
     On December 17, 1998, the Company sold its fee mineral estates and royalty interests comprised of approximately 875,000 acres located in the states of Alabama, Mississippi and Louisiana for $13.0 million. As additional contingent consideration, the Company has the right to receive 10% of the net profits generated from the properties after payout. The net daily production attributable to these assets was approximately 350 BOE. Proceeds from the sale were used to reduce bank debt. See Note 6.

     During 1998, the Company received a $0.7 million pre-tax payment from SFC as stipulated under the Minimum EBITDA provision of the July 31, 1997 sale agreement.

     Effective May 22, 1998, Howell Petroleum Corporation ("HPC"), a wholly owned subsidiary of Howell Corporation, entered into a Settlement Agreement and Release with Amoco Production Company ("Amoco") and Snyder Oil Corporation whereby the parties agreed to settle the litigation that was pending among them. Under the terms of the settlement, HPC agreed to relinquish its contractual rights to purchase that portion of the Amoco Wyoming package relating to the Beaver Creek Unit and the associated facilities. In addition, Amoco agreed to sell to HPC an approximate 31% working interest in the Higgins Unit located in Sweetwater County, Wyoming, and a 1.95% overriding royalty interest covering over 78,000 acres in the Natural Buttes Field located in Uintah County, Utah. The purchase price for these predominately gas properties was $11 million. HPC's in-house petroleum engineers estimated total proved reserves of 8.1 BCFE attributable to these properties. Net daily production from the properties was approximately 1.8 MMCF of natural gas with a projected reserves-to-production index of 12 years. The operating results of the assets acquired from Amoco in this transaction have been included in the Company's Statements of Operations since May 22, 1998. Pro forma information is not required because of materiality.

1997
----
     On December 18, 1997, the Company purchased certain oil and gas producing properties ("Package") in Wyoming from Amoco, a subsidiary of Amoco Corporation, for approximately $115.4 million, subject to purchase price adjustments. The effective date of the acquisition was December 1, 1997. The Package was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired based on estimated fair values at the date of acquisition. The operating results of the Package acquired from Amoco have been included in the Company's Statement of Operations since
December 18, 1997. The pro forma information shown below assumes that the effective date of the acquisition was January 1, 1997. Adjustments have been made to reflect changes in the Company's results from revenues and direct operating expenses of the producing properties acquired from Amoco, additional interest expense to reflect the acquisition, depreciation, depletion and amortization based on fair values assigned to the assets acquired, and general and administrative expenses incurred from hiring additional employees. The unaudited pro forma financial data is not necessarily indicative of financial results that would have occurred had the acquisition occurred on January 1, 1997, and should not be viewed as indicative of operations in future periods.

                                                      Pro Forma
                                                      Unaudited
                                             Year Ended December 31, 1997
                                             ----------------------------
                                        (In thousands, except per share data)

      Revenues ....................................   $ 88,394
      Net earnings from continuing operations .....   $ 12,787
      Net earnings from continuing operations per
        common share - basic ......................   $   2.02
      Net income from continuing operations per
        common share - diluted ....................   $   1.72

     The acquisition was financed with bank debt.  See Note 6.

     On October 1, 1997, the Company acquired Voyager Energy Corp. ("Voyager"), an oil and gas exploration and production company, for 352,638 shares of common stock of the Company in a tax-free reorganization. The shares issued by the Company in the merger represented in the aggregate approximately 6.5 percent of the Company's common stock outstanding after the transaction. The value of the shares was $4.6 million. The shares were distributed as a non-cash transaction and, as such, are not reflected in the Consolidated Statements of Cash Flows for the year ended December 31, 1997. The Company assumed approximately $1.3 million in Voyager indebtedness as a result of the merger.

     On July 31, 1997, the Company completed the sale and disposition of substantially all of the assets of its Technical Fuels and Chemical Processing business to SFC.

     In connection with the transaction, SFC received a license to use the name "Howell Hydrocarbons & Chemicals" for a five-year period after closing and it assumed certain obligations of Seller and the Company. The Company agreed not to engage (directly or through affiliates) in any competing business for a five-year period after the closing.

     The sale resulted in a pre-tax gain of $0.4 million. The proceeds of the sale were used by the Company to reduce its outstanding indebtedness. In connection with the sale, the Company has given and received environmental and other indemnities. Claims could arise in the future that would require the Company to perform under those indemnities.

     In consideration for the assets sold to SFC, the Company received a payment of $19.8 million in cash, which included $14.8 million for the property, plant, equipment and related items, and $5.0 million in payment for working capital items. The Company was entitled to receive an additional payment equal to 55% of the amount by which SFC's EBITDA, for a period of five years, exceeded specific target levels for each year.

     The results of the Technical Fuels and Chemical Processing business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued operations also includes the allocation of $0.1 million of interest expense (based on a ratio of net assets of discontinued operations to total consolidated net assets) for 1997.

Note 3.  Income Taxes

     A summary of the provision for income taxes (benefit) from operations included in the Consolidated Statements of Operations is as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                     1999      1998     1997
                                                     ----      ----     ----
                                                          (In thousands)
     Current:
       Federal................................    $     -   $      -   $  285
       State..................................         93       (119)      81
     Deferred.................................      2,548    (36,351)     790
                                                  --------  ---------  -------
     Income taxes from continuing operations..      2,641    (36,470)   1,156
     Income taxes from discontinued
       operations.............................     (3,950)       483      704
     Income taxes from sale of discontinued
       operations.............................          -          -      126
                                                  --------  ---------  -------
                                                  $(1,309)  $(35,987)  $1,986
                                                  ========  =========  =======

     Deferred income taxes are provided on all temporary differences between financial and taxable income. The approximate tax effects of each significant type of temporary difference and carryforward were as follows:

                                                Year Ended December 31,
                                                -----------------------
                                                    1999       1998
                                                    ----       ----
                                                    (In thousands)
Accrual of costs not deductible for tax.........  $    55    $    53
Difference between book and tax bases
  in investment in Genesis .....................    1,972          -
Net operating loss carryforward ................        -      7,477
                                                  --------   --------
  Net current deferred tax assets ..............  $ 2,027    $ 7,530
                                                  ========   ========

Accrual of costs not deductible for tax.........  $   381    $   736
Differences between book and tax bases .........        -     (1,360)
Differences between book and tax bases
  of property, plant and equipment .............    2,541     (3,498)

Alternative minimum tax credit
  carryforwards ................................    1,265        895
Valuation allowance ............................     (587)      (895)
                                                  --------   --------
  Net non-current deferred assets
    (liabilities) ..............................  $ 3,600    $(4,122)
                                                  ========   ========

     The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal income tax rate to the earnings from continuing operations before income taxes:

                                                  Year Ended December 31,
                                               -----------------------------
                                                 1999       1998      1997
                                                 ----       ----      ----
                                                       (In thousands)
Provision for income taxes at the
  statutory rate.............................  $ 2,548   $(35,505)  $ 1,347
Statutory depletion in excess of cost
  basis......................................        -          -      (278)
State income taxes...........................       93       (119)       81
Other........................................        -       (846)        6
                                               --------  ---------  --------
                                               $ 2,641   $(36,470)  $ 1,156
                                               ========  =========  ========

     As of December 31, 1999, the Company had no operating loss carryforwards for federal income tax purposes.

Note 4.  Discontinued Operations

     The  following  table  presents  the  detail  of  net  (loss)  income  from
discontinued   operations  as  presented  on  the  Consolidated   Statements  of
Operations:

                                                  Year Ended December  31,
                                               ------------------------------
                                                 1999       1998      1997
                                                 ----       ----      ----
                                                       (in thousands)
Discontinued operations:
  Net (loss) earnings of Genesis (less
    applicable income taxes of $(4,702),
    $133 and $316 for 1999, 1998 and
    1997, respectively)......................  $(9,129)   $   257    $   421
  Net earnings from Howell Hydrocarbons
    (less applicable income taxes of
    $752, $350 and $388 for 1999, 1998
    and 1997, respectively)..................    1,284        266        528
  Gain on sale of Howell Hydrocarbons
    (less applicable income
    taxes of $126 for 1997)..................        -          -        245
                                               --------   --------   --------
Net (loss) earnings from discontinued
  operations.................................  $(7,845)   $   523    $ 1,194
                                               ========   ========   ========

     See Notes 2 and 5.

Note 5.  Investment in Genesis

     On December 1, 1996, the Company conveyed the assets and business of its crude oil gathering and marketing operations and pipeline operations to Genesis Crude Oil, L.P., a Delaware limited partnership ("GCO"). Howell received cash of approximately $74 million and 991,300 subordinated limited partner units of GCO. Additionally, the Company received 46% of Genesis Energy, L.L.C., a Delaware limited liability company ("LLC") which is the General Partner of GCO. Howell recognized a gain of approximately $13.8 million.

     A subsidiary of Salomon Smith Barney Holdings Inc. ("SSB") conveyed similar assets to GCO. SSB owns 54% of LLC. SSB is obligated to provide distribution support to GCO should GCO have inadequate funds to make the minimum quarterly distribution to its common unit holders. SSB receives additional partnership interests ("APIs") to the extent it funds this obligation. Howell is obligated to purchase from SSB 46% of any outstanding APIs, but only to the extent of any distribution made to Howell by GCO on Howell's subordinated limited partner units.

     Howell retained all liabilities arising from the operations, activities and transactions of the business up through the closing date, including various environmental-related liabilities. Howell made various representations and warranties as to itself and the business and has agreed to indemnify GCO for any breaches thereof. Claims for breaches of such representations and warranties must be brought before December 3, 2001. Howell also agreed to perform, and retain the liability for, the cleaning of certain tanks used in the pipeline operations which was completed in 1997.

     On the closing date, Howell entered into various agreements with the buyer including (a) a non-competition agreement prohibiting Howell from competing with the Business for a period of ten years; (b) an agreement relating to the sale of crude oil by Howell from its oil and gas exploration and production business; and (c) an agreement whereby one-half of the subordinated limited partner units owned by Howell were pledged to secure Howell's indemnification of GCO for environmental liabilities.

     Summarized financial information for GCO for the years ended December 31, 1999 and 1998, is as follows:

                                                  1999        1998
                                                  ----        ----
                                                   (In thousands)
      Revenues............................... $2,161,012   $2,233,475
      Net income............................. $    2,915   $    8,819
      Current assets......................... $  274,712   $  185,211
      Property & equipment, net.............. $   90,805   $   95,083
      Total assets........................... $  380,587   $  297,168
      Current liabilities.................... $  272,677   $  183,233
      Partners' capital...................... $   84,110   $   98,135

     The financial results of GCO have recently deteriorated even as the market has returned to what has historically been a more favorable price environment. For each of the last three quarters of 1999, SSB has had to perform under its distribution support agreement. While there are no arrearages with respect to the common units, GCO has never made a distribution with respect to the subordinated units held by Howell and SSB. The Company now believes that it is more likely than not that distributions will never be paid on the subordinated units.

     With only a minority interest in LLC, Howell is not in a position to substantially influence management of GCO. Accordingly, the Company has decided to dispose of its interests in GCO and LLC. The Company has recorded an impairment charge of $13.5 million (pre-tax) to the carrying value of its investment and classified its operations as discontinued. During 1999, the investment in Genesis incurred a pre-tax loss of $13.8 million primarily as a result of the impairment charge. The loss is reflected in Discontinued Operations. See Note 4.

     On February 28, 2000, the Company entered into a Purchase and Sale Agreement to sell its 46% interest in L.L.C. to SSB for $3 million. The proceeds from the sale will be used to reduce debt. The Company does not expect to receive any proceeds for its subordinated units in GCO. No gain or loss will be recognized on the sale.

Note 6.  Debt and Available Credit Facilities

     Debt of the Company as of December 31, 1999 and 1998, was as follows:

                                                   1999        1998
                                                   ----        ----
                                                    (In thousands)
Note payable under a $100 million revolving
  credit/term loan agreement at December 31,
  1999 and $127 million at December 31, 1998.... $ 82,000    $124,000
Less:  Current maturities.......................        -      22,000
                                                 --------    --------
Balance, due 2002............................... $ 82,000    $102,000
                                                 ========    ========


     The Company entered into an Amended and Restated Credit Agreement effective December 1, 1998 ("Credit Facility"). The Credit Facility is comprised of two tranches. Tranche A is a revolving credit facility with a termination date no later than December 15, 2002. The Borrowing Base under Tranche A is $100 million and is redetermined semi-annually by the bank. Availability can be affected dramatically based upon the volatility of oil and gas prices. Tranche B is a term loan which was repaid in March 1999. The Company was required to pay commitment fees on the unused portion of Tranche A at a rate of 0.375% per annum while Tranche B was outstanding. After Tranche B was repaid, the commitment fee became based upon the Borrowing Base Utilization at a rate of 0.25% per annum if 25% or less of the borrowing base is used, 0.30% if more than 25% and less than or equal to 75% is used, and 0.375% if more than 75% is used.

     Outstanding amounts under the Credit Facility bear interest, at the Company's option, at either the Eurodollar Loan rate ("Libor") per annum, or the Base Rate (prime), plus the Applicable Margin. The Applicable Margin is determined by the Borrowing Base Utilization Percentage. As a result, interest rates range from as low as Libor plus 1.50% or the Base Rate plus .00% if 25% or less of the borrowing base is used, to as high as Libor plus 2.50% or the Base Rate plus .75% if greater than 90% of the borrowing base is used.

     The Credit Facility is secured by mortgages on substantially all of the Company's oil and gas properties. The Credit Facility contains certain other affirmative and negative covenants, including limitations on the ability of the Company to incur additional debt, sell assets, merge or consolidate, or pay dividends on its capital in excess of historical levels and a prohibition on change of control or management. In addition, the Credit Facility requires the Company to maintain a ratio of current assets plus Tranche A borrowing capacity to current liabilities, excluding current maturities of long-term debt, of at least 1.0 to 1.0 and an interest coverage ratio of not less than 1.5 to 1.0 on a rolling four quarter basis through June 30, 1999, and beginning in the third quarter of 1999 and thereafter, of not less than 2.5 to 1.0 at the end of any fiscal quarter.

     The Company reduced debt, including the repayment of Tranche B, by $42.0 million during 1999 as a result of the sale of non-integral properties for $28.7 million, a tax refund of $5.7 million, the buyout by SFC of its remaining excess EBITDA payments for $2.0 million, and other cash provided by continuing operations of $5.6 million.

     As of December 31, 1999, $82.0 million was outstanding on Tranche A and the interest rate was 9% per annum.

     At December 31, 1999, the Company had cash and cash equivalents of $2.1 million, and $17.8 million available to it under the Credit Facility. Should a decline in the value of the Company's proved reserves occur, the bank could reduce the borrowing base, thereby causing mandatory payments under the Credit Facility.

     The fair value of the Company's long-term debt at December 31, 1999 and 1998, was estimated to be the same as its carrying value in the balance sheet since all significant debt obligations bear interest at floating market rates.

Note 7.  Shareholders' Equity

     Preferred stock

     At December 31, 1999 and 1998, the Company had 3,000,000 shares of preferred stock authorized.

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

     Common stock

     At December 31, 1999 and 1998, the Company had 50,000,000 shares of common stock authorized.

     Employee stock options

     The Company maintains nonqualified stock option plans that allow the Company to grant stock options and other forms of equity-based incentives to the Company's executives, key employees, and non-employee directors. Stock options may be granted for periods up to 10 years and are generally subject to vesting over a period up to four years. At December 31, 1999, 504,250 shares were available for future option grants.

     Stock option activity for the Company during 1999, 1998 and 1997 was as follows:

                                    1999                 1998                 1997
                            --------------------  -------------------  -------------------
                                       Weighted              Weighted             Weighted
                                       Average               Average              Average
                              Number   Exercise     Number   Exercise    Number   Exercise
                            of Shares   Price     of Shares   Price    of Shares   Price
                            ---------  --------   ---------  --------  ---------  --------

Stock options outstanding,
  beginning of year .......  948,165    $13.06    936,030     $12.91    431,914    $11.24
  Granted..................  173,000    $ 2.81     33,250     $16.50    721,380    $13.37
  Exercised................        -               (7,140)    $ 8.88   (164,808)   $10.76
  Expired..................        -                    -                    -
  Forfeited................ (586,339)             (13,975)              (52,456)
                            ---------             --------             ---------
Stock options outstanding,
  end of year..............  534,826    $ 9.84    948,165     $13.06    936,030    $12.91
                            =========             ========             =========

     At December 31, 1999, options were exercisable for 274,439 shares at a weighted average exercise price of $12.68. The range of exercise prices on outstanding options at December 31, 1999, was $2.13 to $18.75. The remaining contractual life of these options was approximately 8.5 years.

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation had been applied:


                                                  1999           1998         1997
                                                  ----           ----         ----

    Net (loss) earnings..................    $(2,900,000)  $(67,553,000)  $4,081,000
    Fair value adjustment................       (742,332)      (770,000)    (482,000)
                                             ------------  -------------  -----------
    Pro Forma net (loss) earnings........    $(3,642,332)  $(68,323,000)  $3,599,000
                                             ============  =============  ===========

    (Loss)  earnings  per share as
      reported - basic...................    $     (0.97)  $     (12.79)  $     0.32
                                             ============  =============  ===========
    Pro Forma (loss)  earnings per
      share - basic......................    $     (1.11)  $     (12.93)  $     0.23
                                             ============  =============  ===========
    (Loss)  earnings  per share as
      reported - diluted.................    $     (0.96)  $     (12.79)  $     0.31
                                             ============  =============  ===========
    Pro Forma (loss)  earnings per
      share - diluted....................    $     (1.09)  $     (12.93)  $     0.22
                                             ============  =============  ===========

     The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.12, $7.94 and $5.46, respectively.

     Fair  value  of the  options  estimated  at  the  date  of  grant  using  a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions for 1999, 1998 and 1997 were as follows:

                                                  1999           1998         1997
                                                  ----           ----         ----
      Weighted average expected life:            8.5 years      8.5 years    8.5 years
      Volatility factor:                        51.97%         42.33%       24.38%
      Dividend yield:                            3.06%          1.00%        1.00%
      Weighted average risk free interest rate:  5.45%          3.64%        6.19%

   Note 8.  Litigation

     There are various lawsuits and claims arising in the ordinary course of business against the Company, none of which, in the opinion of management, will have a material adverse effect on the Company.

Note 9.  Commitments and Contingencies

     The Company is subject to various environmental regulations and laws. Procedures exist within the Company to monitor compliance and assess the potential environmental exposure of the Company. Management believes that such exposure is not materially adverse to its financial position, results of operations or cash flows of the Company.

     The Company has indemnified Exxon for certain environmental claims that may be made in the future attributable to the time when Exxon owned the crude oil pipelines that the Company acquired from Exxon. In 1996, the crude oil pipelines were conveyed to GCO. The Company, however, retained liability under the Exxon indemnification and for certain other potential environmental claims which management believes will not have a material impact on the financial position, results of operations or cash flows of the Company. See Note 5.

     In 1997, the Channelview facility was sold to SFC. The Company retained liability for certain environmental claims for a period of five years, which management believes will not have a material impact on the financial position, results of operations or cash flows of the Company.

     The Company has indemnified Amoco for all third party claims other than those for which Amoco is obligated to indemnify the Company regardless of whether the claims relate to periods of time prior to or after the closing. Management does not believe that liabilities arising from this indemnity will have a material impact on the financial position, results of operations or cash flows of the Company.

     Under the terms of the purchase agreement, Amoco has a call on certain oil production from the properties acquired in the acquisition. Beginning March 1, 1998, for a fifteen-year period, Amoco has a call on up to 4,000 barrels per day of sweet crude oil production net to the Company's interest from the acquired Salt Creek field. Beginning March 1, 1998, for a seven-year period, Amoco has a call on 2,000 barrels per day of sour crude oil production net to the Company's interest from the acquired Elk Basin field. The prices paid to the Company under these calls, have fluctuated based on market conditions.

     The Company occupies office and operational facilities and uses equipment under operating lease arrangements. Expense of these arrangements amounted to $485,000 in 1999, $425,000 in 1998, and $425,000 in 1997. At December 31, 1999,
long-term commitments for lease of facilities and equipment totaled approximately $3,556,000, consisting of $672,000 for each year 2000 through 2003, and $868,000 thereafter.

Note 10.  Determination of Earnings per Incremental Share

     The following tables present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.

1999
----

                                                             Increase
                                                                in       Earnings
                                               Increase       Number        per
                                                  in            of      Incremental
                                                Income        Shares       Share
                                              -----------    ---------  -----------
Options......................................           -       81,830          -
Dividends on convertible preferred stock..... $ 2,415,000    2,090,909      $1.16



             Computation of Diluted Earnings per Share

                                                Income
                                               Available
                                                 from
                                              Continuing      Common        Per
                                              Operations      Shares       Share
                                              -----------    ---------   ---------
                                              $ 2,530,000    5,471,782      $0.46
Common stock options.........................           -       81,830          -
                                              -----------    ---------   ---------
                                              $ 2,530,000    5,553,612      $0.46     Dilutive

Dividends on convertible preferred stock..... $ 2,415,000    2,090,909         -
                                              -----------    ---------   ---------
                                              $ 4,945,000    7,644,521      $0.65     Antidilutive
                                              ===========    =========   =========

     Note: Because diluted EPS from continuing operations increases from $0.46 to $0.65 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.46.

1998
----

                                                             Increase
                                                                in       Earnings
                                               Increase       Number        per
                                                  in            of      Incremental
                                                Income        Shares       Share
                                              -----------    ---------  -----------
Options......................................           -       42,456          -
Dividends on convertible preferred stock..... $ 2,415,000    2,090,909      $1.16


             Computation of Diluted Earnings per Share

                                                  Loss
                                                  from
                                               Continuing     Common        Per
                                               Operations     Shares       Share
                                             -------------   ---------   ---------

                                             $(70,491,000)   5,470,021    $(12.89)
Common stock options.......................             -       42,456          -
                                             -------------   ---------   ---------
                                             $(70,491,000)   5,512,477    $(12.79)    Antidilutive

Dividends on convertible preferred stock...  $  2,415,000    2,090,909          -
                                             -------------   ---------   ---------
                                             $(68,076,000)   7,603,386    $ (8.95)    Antidilutive
                                             =============   =========   =========

     Note: Because diluted EPS from continuing operations increases from $(12.89) to $(12.79) when common stock options are included in the computation and because diluted EPS increases from $(12.79) to $(8.95) when convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $(12.89).

1997
----

                                                             Increase
                                                                in       Earnings
                                               Increase       Number        per
                                                  in            of      Incremental
                                                Income        Shares       Share
                                              -----------    ---------  -----------
Options......................................           -      212,556          -
Dividends on convertible preferred stock..... $ 2,415,000    2,090,909      $1.16


             Computation of Diluted Earnings per Share

                                                Income
                                               Available
                                                 from
                                              Continuing      Common         Per
                                              Operations      Shares        Share
                                              -----------    ---------   ---------
                                              $  472,000     5,142,558      $0.09
Common stock options.........................          -       212,556          -
                                              -----------    ---------   ---------
                                              $  472,000     5,355,114      $0.09     Dilutive

Dividends on convertible preferred stock..... $2,415,000     2,090,909          -
                                              -----------    ---------   ---------
                                              $2,887,000     7,446,023      $0.39     Antidilutive
                                              ===========    =========   =========

     Note: Because diluted EPS from continuing operations increases from $0.09 to $0.39 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.09.

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

Exhibit
Number  Description
------  -----------
2.1 Agreement and Plan of Merger dated August 22, 1997 by and among the Company, Howell Acquisition Corp. and Voyager Energy Corp. (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1998).

2.2     Asset  Purchase  Agreement  dated  July  31,  1997 by and  among  Howell
        Hydrocarbons & Chemicals, Inc., the Company and Specified Fuels & Chemicals, L.L.C. - incorporated by reference from Exhibit 2.1 of the Company's Current Report on Form 8-K dated August 11, 1997.

2.3 Purchase and Sale Agreement dated November 20, 1997, between Howell Petroleum Corporation and Amoco Production Company-incorporated by reference from Exhibit 2 of the Company's Current Report on Form 8-K dated January 2, 1998.

2.4 Sale Agreement dated March 18, 1999 between Howell Petroleum Corporation and Marathon Oil Company incorporated by reference from Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 30, 1999.

3.1**  Certificate of Incorporation, as amended, of the Company.

3.1(a) Certificate of Amendment to the Certificate of Incorporation of the Company (filed as an exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1994).

3.2**   By-laws of the Company.

10.1**  Howell Corporation 1988 Stock Option Plan.

10.2**  First  Amendment  to  the  Howell  Corporation  1988  Stock Option Plan.

10.3**  Second  Amendment  to the  Howell  Corporation  1988  Stock Option Plan.

10.4**  Form of Stock Option Agreement.

10.5 Third Amendment to the Howell Corporation Stock Option Plan (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1994).

10.6** Form of Indemnity Agreement by and between the Company and each of its directors and executive officers.

10.7 Amended and Restated Credit Agreement dated December 1, 1998 by and among Howell Petroleum Corporation as Borrower, Bank of Montreal as Agent, Nationsbank, N.A. as Syndication Agent, Union Bank of California, N.A., as Documentation Agent and the lenders signatory thereto (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1998).

10.13** Split Dollar Life Insurance Agreement dated January 27, 1990, between the Company, Steven K. Howell, Douglas W. Howell, David L. Howell, Bradley N. Howell and Charles W. Hall, Trustee of the Howell 1990 Children's Trusts.

10.14** Deferred Compensation and Salary Continuation  Agreement  dated  January
        23, 1990, by and between the Company and Paul N. Howell.

10.15** United  States  of  America  Department of  Energy  Economic  Regulatory
        Administration Consent Order with the Company dated as of February 23, 1989.

Exhibit
Number  Description
------  -----------
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

10.29 Howell Corporation 1997 Nonqualified Stock Option Plan incorporated by reference from Exhibit 10.1 of the Company's Registration Statement on Form S-8 dated June 12, 1997.

10.30 Consent Statement to approve the acquisition of Voyager Energy Corp. and approve the increase of authorized Common Stock shares incorporated by reference to the Company's Proxy dated September 2, 1997.

10.31*  Howell Corporation Omnibus Stock Awards and Incentive Plan.

10.32* Howell Corporation Nonqualified Stock Option Plan for Non-Employee Directors.

21 *    Subsidiaries of the Company.

23 *    Consent of Deloitte & Touche LLP.

27 *    Financial Data Schedule.