Form 10-Q
period 2000-03-31
HOWELL CORP /DE/
filed 2000-05-10
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                            -----------------------


                                  FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

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

                            Yes    X    No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at April 30, 2000
---------------------------------         ------------------------------------
 Common Stock, $1.00 par value                         5,523,407

==============================================================================
                        This report contains 12 pages

                     HOWELL CORPORATION AND SUBSIDIARIES

                                  Form 10-Q

                                    INDEX



                                                                        Page No.
Part  I. Financial Information

Item 1.  Consolidated Statements of Operations --
           Three months ended March 31, 2000 and 1999 (unaudited)....      3

         Consolidated Balance Sheets --
           March 31, 2000 (unaudited) and December 31, 1999..........      4

         Consolidated Statements of Cash Flows --
           Three months ended March 31, 2000 and 1999 (unaudited)....      5

         Notes to Consolidated Financial Statements (unaudited)......      6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      9


Part II. Other Information

Item 4.  Results of Votes of Security Holders........................     12

Item 6.  Exhibits and Reports on Form 8-K............................     12

                        PART I. FINANCIAL INFORMATION
                                   (ITEM 1)

==============================================================================

Consolidated Statements of Operations (Unaudited)
HOWELL CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------

                                                        Three Months Ended March 31,
                                                               2000       1999
                                                               ----       ----
                                                            (In thousands, except
                                                              per share amounts)
Revenues .................................................   $18,276    $ 8,878
                                                             --------   --------

Cost and expenses:
   Lease operating expenses ..............................     6,812      5,888
   Depreciation, depletion, and amortization .............     1,751      2,114
   General and administrative expenses ...................     1,107      1,240
                                                             --------   --------
                                                               9,670      9,242
                                                             --------   --------
Other income (expense):
   Interest expense ......................................    (1,667)    (2,271)
   Interest income .......................................        46         38
   Other-net .............................................         -         (1)
                                                             --------   --------
                                                              (1,621)    (2,234)
                                                             --------   --------

Earnings (loss) before income taxes ......................     6,985     (2,598)
Income tax expense (benefit) .............................     2,445       (874)
                                                             --------   --------
Net earnings (loss) from continuing operations ...........     4,540     (1,724)
                                                             --------   --------

Discontinued operations:
  Net earnings (loss) (less applicable income taxes of
     $674 for 1999).......................................         -      1,307
                                                             --------   --------

Net earnings (loss) ......................................     4,540       (417)
   Less: Preferred stock dividends .......................      (604)      (604)
                                                             --------   --------

Net earnings (loss) applicable to common shares ..........   $ 3,936    $(1,021)
                                                             ========   ========

Basic earnings (loss) per common share:
   Continuing operations .................................   $  0.71    $ (0.43)
   Discontinued operations ...............................         -       0.25
                                                             --------   --------

   Net earnings (loss) per common share - basic ..........   $  0.71    $ (0.18)
                                                             ========   ========

Weighted average shares outstanding - basic ..............     5,521      5,472
                                                             ========   ========


Diluted earnings (loss) per common share:
   Continuing operations ..................................  $  0.59    $ (0.43)
   Discontinued operations ................................        -       0.25
                                                             --------   --------

   Net earnings (loss) per common share - diluted .........  $  0.59    $ (0.18)
                                                             ========   ========

Weighted average shares outstanding - diluted .............    7,742      5,472
                                                             ========   ========

Cash dividends per common share ...........................  $  0.04    $  0.04
                                                             ========   ========

See accompanying Notes to Consolidated Financial Statements.

==============================================================================

Consolidated Balance Sheets
HOWELL CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------

                                                             March 31,  December 31,
                                                               2000        1999
                                                               ----        ----
                                                           (Unaudited)
                                                      (In thousands, except share data)
                       Assets
Current assets:
   Cash and cash equivalents............................... $  1,608   $  2,112
   Trade accounts receivable, less allowance for
     doubtful accounts of $161 and $156 in 2000 and 1999,
     respectively..........................................    9,341     10,978
   Deferred income taxes...................................    2,230      2,027
   Other current assets....................................      428      2,440
                                                            ---------  ---------
    Total current assets...................................   13,607     17,557
                                                            ---------  ---------

Property, plant and equipment:
   Oil and gas properties, utilizing the full-cost method
     of accounting.........................................  384,390    382,393
   Unproven properties.....................................   21,143     21,143
   Other...................................................    2,778      2,759
   Less accumulated depreciation, depletion and
     amortization.......................................... (315,000)  (313,249)
                                                            ---------  ---------
    Net property, plant and equipment......................   93,311     93,046
                                                            ---------  ---------
Assets related to discontinued operations..................        -      3,000
Deferred income taxes......................................    2,366      3,600
Other assets...............................................      752        780
                                                            =========  =========
    Total assets........................................... $110,036   $117,983
                                                            =========  =========

        Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable........................................ $  9,483   $ 10,513
   Accrued liabilities.....................................    3,920      3,934
   Income taxes payable....................................    1,548        140
                                                            ---------  ---------
    Total current liabilities..............................   14,951     14,587
                                                            ---------  ---------
Other liabilities..........................................      673        716
                                                            ---------  ---------
Long-term debt.............................................   70,000     82,000
                                                            ---------  ---------
Commitments and contingencies Shareholders' equity:
   Preferred stock, $1 par value; 690,000 shares issued
     and outstanding, liquidation value of $34,500,000.....      690        690
   Common stock, $1 par value; 5,521,782 shares issued
     and outstanding in 2000; 5,471,782 shares issued and
     outstanding in 1999...................................    5,522      5,472
   Additional paid-in capital..............................   41,057     40,829
   Unearned compensation...................................     (261)         -
   Retained earnings (deficit).............................  (22,596)   (26,311)
                                                            ---------  ---------
    Total shareholders' equity.............................   24,412     20,680
                                                            =========  =========
    Total liabilities and shareholders' equity............. $110,036   $117,983
                                                            =========  =========

See accompanying Notes to Consolidated Financial Statements.

==============================================================================

Consolidated Statements of Cash Flows (Unaudited)
HOWELL CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------

                                                          Three Months Ended March 31,
                                                               2000        1999
                                                               ----        ----
                                                                (In thousands)
OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations............. $  4,540   $ (1,724)
Adjustments for non-cash items:
   Depreciation, depletion and amortization................    1,751      2,114
   Deferred income taxes...................................    1,031       (317)
   Other...................................................       17          -
                                                            ---------  ---------
Earnings from continuing operations plus non-cash
     operating items.......................................    7,339         73
Changes in components of working capital:
   Trade accounts receivable...............................    1,637        459
   Federal income tax receivable...........................        -      5,701
   Other current assets....................................    2,012        167
   Accounts payable........................................   (1,040)       205
   Accrued and other liabilities...........................        6     (1,042)
   Income tax payable......................................    1,408       (560)
                                                            ---------  ---------
Cash provided by (utilized in) continuing operations.......   11,362      5,003
Cash provided by (utilized in) discontinued operations.....      (53)     2,059
                                                            ---------  ---------
Cash provided by (utilized in) operating activities........   11,309      7,062
                                                            ---------  ---------

INVESTING ACTIVITIES:
Proceeds from the disposition of property..................    3,000     27,541
Additions to property, plant and equipment.................   (2,016)      (675)
Other, net.................................................       28        140
                                                            ---------  ---------
Cash provided by (utilized in) investing activities........    1,012     27,006
                                                            ---------  ---------

FINANCING ACTIVITIES:
Borrowings (repayments) under revolving credit agreement,
     net...................................................  (12,000)   (39,094)
Cash dividends:
   Common shareholders.....................................     (221)      (219)
   Preferred shareholders..................................     (604)      (603)
                                                            ---------  ---------
Cash provided by (utilized in) financing activities........  (12,825)   (39,916)
                                                            ---------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......     (504)    (5,848)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............    2,112      5,871
                                                            ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................... $  1,608   $     23
                                                            =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest................................................... $  1,290   $  2,348
                                                            =========  =========
Income taxes............................................... $     12   $     16
                                                            =========  =========

See accompanying Notes to Consolidated Financial Statements

==============================================================================

Notes to Consolidated Financial Statements (Unaudited)
HOWELL CORPORATION AND SUBSIDIARIES
March 31, 2000 and 1999

------------------------------------------------------------------------------

Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1999. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Reclassifications

Certain reclassifications have been made to the 1999 financial presentation to conform with the 2000 presentation.

Note 2 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133 as amended, is effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its asset or liability measured at it fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements.

Note 3 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company from time to time uses limited programs to hedge its crude oil production. Crude oil futures and options contracts are used as the hedging tools. Changes in the market value of the futures transactions are deferred until the gain or loss is recognized on the hedged transactions. The Company was not engaged in a hedging program during the first quarter of 1999.

The Company has entered into two hedging programs for the year 2000. The first program is a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $18.50 per barrel for the put option and $26.00 per barrel for the call option. Each program provides for monthly settlements and is based on monthly average oil prices. There are no premiums associated with either program. During the first quarter of 2000, the strike prices of the call options were exceeded, resulting in a reduction of revenues of $1.5 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three months ended March 31, 2000, would have increased from $24.32 to $26.61.

Note 4 - Accumulated Depreciation, Depletion and Amortization

The Company's depletion rate for the three months ended March 31, 2000, was $2.12 per equivalent barrel versus a rate of $2.20 for the same period ended March 31, 1999.

Note 5 - Acquisitions & Dispositions

On February 28, 2000, the Company entered into a Purchase and Sale Agreement to sell its 46% interest in Genesis Energy, L.L.C. for $3.0 million. The proceeds from the sale were used to reduce debt and no gain or loss was recognized on the sale. The Company owns subordinated units in Genesis Crude Oil, L.P. and carries that investment at zero. The Company does not expect to receive any proceeds for its subordinated units.

The results have been classified as discontinued operations in the accompanying consolidated financial statements. As a result of the Company's direct and indirect interest in Genesis, the Company recognized a net loss of $0.1 million during the first three months of 1999. There were no pre-tax earnings during the first three months of 2000.

Note 6 - Litigation

Howell Pipeline Texas, Inc. v. Exxon Pipeline Company, 125th Judicial District, District Court of Harris County, Texas, Cause No. 1999 - 32526. On June 25, 1999, Howell Pipeline Texas, Inc. ("HPTex") sued Exxon Pipeline Company ("Exxon") for failure to pay rent for the use of certain crude oil storage tanks ("Tanks"). Exxon notified HPTex of its intention to cancel a lease on the Tanks effective March 31, 1996. Exxon stopped paying rent but did not vacate the premises after notification of the lease cancellation.
Exxon continued to store crude oil and hydrostatic test water for an additional eighteen months. HPTex claims Exxon owes in excess of $2 million in rent plus interest and attorney's fees.

Recently, Exxon filed a counterclaim against HPTex in which Exxon claims that HPTex is responsible for the removal costs associated with certain contents of the Tanks. Exxon claims it "has incurred actual damages in an amount not to exceed $2 million."

This matter is in the early stages of discovery and the Company believes that the ultimate resolution will not have a material impact on its results of operations, financial position or cash flows.

There are various other lawsuits and claims against the Company, none of which, in the opinion of management, will have a materially adverse effect on the Company.

Note 7 - Earnings (Loss) per Share

Basic earnings (loss) per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings (loss) per share ("EPS") assumes conversion of dilutive convertible preferred stocks and exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

The tables below present the reconciliation of the numerators and denominators in calculating diluted EPS from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.

Three Months Ended March 31, 2000

                                                                        Earnings
                                                           Increase       per
                                              Increase    in Number   Incremental
                                            in Earnings   of Shares      Share
                                           ------------  -----------  -----------
Options...................................           -      129,948            -
Dividends on convertible preferred stock.. $   603,750    2,090,909        $0.29

                  Computation of Diluted Earnings per Share

                                             Earnings
                                            Available
                                               from
                                            Continuing     Common
                                            Operations     Shares      Per Share
                                           ------------  -----------  -----------
                                           $ 3,936,250    5,520,683        $0.71
Common stock options..........                       -      129,948            -
                                           ------------  -----------  -----------
                                           $ 3,936,250    5,650,631        $0.70   Dilutive
Dividends on convertible preferred stock..     603,750    2,090,909            -
                                           ============  ===========  ===========
                                           $ 4,540,000    7,741,540        $0.59   Dilutive
                                           ============  ===========  ===========

Note: Because diluted EPS from continuing operations decreases from $0.71 to $0.70 when common stock options are included in the computation and because diluted EPS decreases from $0.70 to $0.59 when convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.59.

Three Months Ended March 31, 1999

                                                                        Earnings
                                                           Increase       per
                                              Increase    in Number   Incremental
                                            in Earnings   of Shares      Share
                                           ------------  -----------  -----------
Options...................................           -            -            -
Dividends on convertible preferred stock.. $   603,750    2,090,909        $0.29


                  Computation of Diluted Earnings per Share

                                             Net Loss
                                               from
                                            Continuing     Common
                                            Operations     Shares      Per Share
                                            -----------  -----------  -----------
                                           $(2,327,750)   5,471,782       $(0.43)
Common stock options......................          -             -            -
                                           ------------  -----------  -----------
                                           $(2,327,750)   5,471,782       $(0.43)  No Effect
Dividends on convertible preferred stock..     603,750    2,090,909            -
                                           ============  ===========  ===========
                                           $(1,724,000)   7,562,691       $(0.23)  Antidilutive
                                           ============  ===========  ===========

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

RESULTS OF CONTINUING OPERATIONS

The Company's business is oil and gas exploration, production, acquisition and development. Results of continuing operations for the three months ended March 31, 2000 and 1999, are discussed below.

Oil and Gas Production

                                                   Three Months Ended March 31,
                                                         2000       1999
                                                         ----       ----
Revenues (in thousands):
Sales of oil and natural gas.......................   $ 18,207   $  8,676
Sales of LaBarge other products....................          -        180
Gas marketing......................................          -         20
Other..............................................         69          2
                                                      =========  =========
     Total revenues................................   $ 18,276   $  8,878
                                                      =========  =========

Operating profit (loss) (in thousands).............   $  8,606   $   (364)
                                                      =========  =========

Operating information:
Average net daily production:
    Oil (Bbls).....................................      7,118      8,569
    NGL (Bbls).....................................        460        463
    Natural gas (Mcf)..............................      7,799      8,801
    Equivalent Bbls................................      8,878     10,499

Average sales prices:
    Oil (per Bbl)..................................   $  24.32   $   9.13
    NGL (per Bbl)..................................   $  20.89   $   6.90
    Natural gas (per Mcf)..........................   $   2.23   $   1.70




Revenues for three months ended March 31, 2000, increased $9.4 million when compared to the three-month period ended March 31, 1999, primarily due to a 166% increase in the average oil price, a 203% increase in the average NGL price and a 31% increase in the average gas price. These increases were partially offset by the effects of lower production volumes which resulted from the sale of certain non-strategic properties during the first quarter of 1999.

Operating expenses increased $0.4 million during the first quarter of 2000 when compared to the operating expenses during the first quarter of 1999. The primary reason for the increase was a $1.3 million increase in production and severance taxes partially offset by a $0.4 million decrease in depletion expense and a $0.3 million decrease in LaBarge costs.

The Company has also entered into two hedging programs for the year 2000. The first program is a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $18.50 per barrel for the put option and $26.00 per barrel for the call option. Each program provides for monthly settlements and is based on monthly average oil prices. There are no premiums associated with either program. During the first quarter of 2000, the strike prices of the call options were exceeded, resulting in a reduction of revenues of $1.5 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three months ended March 31, 2000, would have increased from $24.32 to $26.61.

Operating profits increased $9.0 million when comparing the first quarter of 2000 to the same period of 1999. This increase is primarily due to increased energy prices and a $0.4 million decrease in depletion expense partially offset by a $1.3 million increase in production and severance taxes.


Interest Expense

Interest expense for the three months ended March 31, 2000, decreased $0.6 million from the 1999 level as a result of decreased debt of $14.9 million.


Provision for Income Taxes

The Company's effective tax rate for the three months ended March 31, 2000 and 1999, was 35% and 32% respectively.

RESULTS FROM DISCONTINUED OPERATIONS

Crude Oil Marketing

On February 28, 2000, the Company entered into a Purchase and Sale Agreement to sell its 46% interest in Genesis Energy, L.L.C. for $3.0 million. The proceeds from the sale were used to reduce debt and no gain or loss was recognized on the sale. The Company owns subordinated units in Genesis Crude Oil, L.P. and carries that investment at zero. The Company does not expect to receive any proceeds for its subordinated units.

The results have been classified as discontinued operations in the accompanying consolidated financial statements. As a result of the Company's direct and indirect interest in Genesis, the Company recognized a net loss of $0.1 million during the first three months of 1999. There were no pre-tax earnings during the first three months of 2000.


Technical Fuels and Chemical Processing

On  July  31,  1997,  the  Company   completed  the  sale  and   disposition  of
substantially all of the assets of its research and reference fuels and custom chemical manufacturing business to Specified Fuels & Chemicals, Inc.("SFC").

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations, before working capital changes, for the three months ended March 31, 2000, was $7.3 million. This compares to $0.1 million for the comparable 1999 period. The Company's debt decreased by $12.0 million during the first three months of 2000 compared to a decrease in debt of $39.1 million during the first three months of 1999. Capital expenditures for the three months ended March 31, 2000, were $2.0 million compared to $0.7 million for the 1999 period.

As a result of increased revenues, the sale of its interest in Genesis Energy, L.L.C. for $3 million and changes in working capital, the Company's long-term debt, at March 31, 2000, was $70 million. At March 31, 2000, the Company's borrowing base under the terms of its Credit Facility was $100 million.

During the first three months of 2000, the Company paid common dividends of $0.2 million and preferred dividends of $0.6 million.

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

                          PART II. OTHER INFORMATION

Item 4.  Results of Votes of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on April 26, 2000, for the following purposes:

To elect three members of the Board of Directors to serve a three-year term as Class III Directors.

      The results of the voting for each of the nominees for director were as follows:

                                         Shares          Authority
                                          For            Withheld
                                       ---------         ---------
            Paul W. Murrill            4,884,193          189,877
            Khoi V. Tran               4,884,193          189,877
            Jack T. Trotter            4,884,193          189,877

      A simple majority of the shares of common stock represented at the meeting was required for each nominee to be elected. Therefore, all nominees for director were elected.


To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2000.

      The results of the voting on this matter were as follows:

            Shares For                 5,029,487
            Shares Against                37,883
            Shares Abstaining              6,700

      A simple majority of the shares of common stock represented at the meeting was required for ratification. Therefore, the appointment was ratified.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits - none.

         (b)     Reports on Form 8-K - none



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Howell Corporation
                                    (Registrant)



Date:  May 10, 2000                 /s/  Allyn R. Skelton, II
                                    -------------------------
                                    Allyn R. Skelton, II
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)