Form 10-Q
period 2000-06-30
HOWELL CORP /DE/
filed 2000-08-10
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 Yes X    No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 31, 2000
-----------------------------                    -------------------------------
Common Stock, $1.00 par value                               5,523,407


                          This report contains 14 pages

                HOWELL CORPORATION AND SUBSIDIARIES

                             Form 10-Q

                               INDEX



                                                                        Page No.
                                                                        -------
Part I.  Financial Information

Item 1.  Condensed Consolidated Statements of Operations --
           Three and six months ended June 30, 2000 and 1999
           (unaudited).................................................    3

         Condensed Consolidated Balance Sheets --
           June 30, 2000 (unaudited) and December 31, 1999.............    4

         Condensed Consolidated Statements of Cash Flows -- Six months
           ended June 30, 2000 and 1999 (unaudited)....................    5

         Notes to Condensed Consolidated Financial Statements
           (unaudited).................................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   10


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..............................   14

                     PART I. FINANCIAL INFORMATION
                               (ITEM 1)
================================================================================
Consolidated Statements of Operations (Unaudited)
HOWELL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                       2000      1999          2000     1999
                                       ----      ----          ----     ----
                                               (In thousands, except
                                                 per share amounts)
Revenues...........................  $18,789   $11,182       $37,065   $20,060
                                     --------  --------      --------  --------
Cost and expenses:
  Lease operating expenses.........    7,452     4,927        14,264    10,815
  Depreciation, depletion, and
    amortization...................    1,780     1,445         3,531     3,559
  General and administrative
    expenses.......................      748     1,292         1,855     2,532
                                     --------  --------      --------  --------
                                       9,980     7,664        19,650    16,906
                                     --------  --------      --------  --------
Other income (expense):
  Interest expense.................   (1,526)   (1,727)       (3,193)   (3,998)
  Interest income..................       22        22            68        60
  Other-net........................        1         1             1         -
                                     --------  --------      --------  --------
                                      (1,503)   (1,704)       (3,124)   (3,938)
                                     --------  --------      --------  --------

Earnings (loss) before income
    taxes..........................    7,306     1,814        14,291      (784)
Income tax provision (benefit).....    2,628       636         5,073      (238)
                                     --------  --------      --------  --------
Net earnings (loss) from
    continuing operations..........    4,678     1,178         9,218      (546)
                                     --------  --------      --------  --------

Discontinued operations:
  Net earnings (loss) (less
    applicable income taxes of
    $(54) and $620 for the three
    and six months ended June 30,
    1999, respectively)............        -      (103)            -     1,204
                                     --------  --------      --------  --------

Net earnings.......................    4,678     1,075         9,218       658
  Less: Preferred stock dividends..     (604)     (604)       (1,208)   (1,208)
                                     --------  --------      --------  --------

Net earnings (loss) applicable to
    common shares..................  $ 4,074   $   471       $ 8,010   $  (550)
                                     ========  ========      ========  ========


Basic earnings (loss) per common
share:
  Continuing operations............  $  0.74   $  0.10       $  1.45   $ (0.32)
  Discontinued operations..........        -     (0.01)            -      0.22
                                     --------  --------      --------  --------
  Net earnings (loss) per common
    share (basic)..................  $  0.74   $  0.09       $  1.45   $ (0.10)
                                     ========  ========      ========  ========

Weighted average shares
    outstanding (basic)............    5,523     5,472         5,522     5,472
                                     ========  ========      ========  ========

Diluted earnings (loss) per common
share:
  Continuing operations............  $  0.60   $  0.10       $  1.19   $ (0.32)
  Discontinued operations..........        -     (0.01)            -      0.22
                                     --------  --------      --------  --------
  Net earnings (loss) per common
    share (diluted)................  $  0.60  $   0.09       $  1.19   $ (0.10)
                                     ========  ========      ========  ========

Weighted average shares
    outstanding (diluted)..........    7,799     5,539         7,776     5,472
                                     ========  ========      ========  ========

Cash dividends per common share....  $  0.04   $  0.04       $  0.08   $  0.08
                                     ========  ========      ========  ========

See accompanying Notes to Consolidated Financial Statements.

================================================================================
Consolidated Balance Sheets
HOWELL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                  June 30,         December 31,
                                                    2000              1999
                                                    ----              ----
                                                 (Unaudited)

                                               (In thousands, except share data)
                   Assets
Current assets:
  Cash and cash equivalents.................     $    288          $  2,112
  Trade accounts receivable, less allowance
    for doubtful  accounts  of $66 and $156
    in 2000 and 1999, respectively..........       10,929            10,978
  Deferred income taxes.....................        1,593             2,027
  Other current assets......................          303             2,440
                                                 ---------         ---------
    Total current assets....................       13,113            17,557
                                                 ---------         ---------

Property, plant and equipment:
  Oil and gas properties, utilizing the
    full-cost method of accounting..........      388,979           382,393
  Unproven properties.......................       21,143            21,143
  Other.....................................        2,784             2,759
  Less accumulated depreciation, depletion
    and amortization........................     (316,781)         (313,249)
                                                 ---------         ---------
    Net property and equipment..............       96,125            93,046
                                                 ---------         ---------
Deferred income taxes.......................        1,973             3,600
Other assets................................          716               780
Assets related to discontinued operations...            -             3,000
                                                 ---------         ---------
    Total assets............................     $111,927          $117,983
                                                 =========         =========

    Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable..........................     $ 10,626          $ 10,513
  Accrued liabilities.......................        4,317             3,934
  Income taxes payable......................           68               140
                                                 ---------         ---------
    Total current liabilities...............       15,011            14,587
                                                 ---------         ---------
Other liabilities...........................          630               716
                                                 ---------         ---------
Long-term debt..............................       68,000            82,000
                                                 ---------         ---------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1 par value; 690,000
    shares issued and outstanding,
    liquidation value of $34,500,000........          690               690
  Common stock, $1 par value; 5,523,407
    shares issued and outstanding in 2000;
    5,471,782 shares issued and outstanding
    in 1999.................................        5,523             5,472
  Additional paid-in capital................       41,059            40,829
  Unearned compensation.....................         (243)                -
  Retained deficit..........................      (18,743)          (26,311)
                                                 ---------         ---------
    Total shareholders' equity..............       28,286            20,680
                                                 ---------         ---------
    Total liabilities and shareholders'
       equity...............................     $111,927          $117,983
                                                 =========         =========

See accompanying Notes to Consolidated Financial Statements.

================================================================================
Consolidated Statements of Cash Flows (Unaudited)
HOWELL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                   Six Months Ended June 30,
                                                    2000              1999
                                                    ----              ----
                                                        (In thousands)

OPERATING ACTIVITIES:
Net earnings (loss) from continuing operations..  $ 9,218         $   (546)
Adjustments for non-cash items:
  Depreciation, depletion and amortization......    3,531            3,559
  Deferred income taxes.........................    2,061              233
  Other.........................................       35                -
                                                  --------         --------
Earnings from continuing operations plus
    non-cash operating items....................   14,845            3,246
Changes in components of working capital from
operations:
  Decrease in trade accounts receivable.........       49            2,159
  Decrease in federal income tax receivables....        -            5,701
  Decrease in other current assets..............    2,137              351
  Increase (decrease) in accounts payable.......      103           (2,228)
  Increase (decrease) in accrued and other
    liabilities.................................      426           (1,784)
  Decrease in income tax payable................      (72)            (603)
                                                  --------         --------
Cash provided by continuing operations..........   17,488            6,842
Cash provided by (utilized in) discontinued
    operations..................................     (118)           1,975
                                                  --------         --------
Cash provided by operating activities...........   17,370            8,817
                                                  --------         --------

INVESTING ACTIVITIES:
Proceeds from the disposition of property.......    3,000           28,439
Additions to property, plant and equipment......   (6,611)            (202)
Other, net......................................       64              210
                                                  --------         --------
Cash provided by (utilized in) investing
    activities..................................   (3,547)          28,447
                                                  --------         --------

FINANCING ACTIVITIES:
Repayments under credit agreements, net.........  (14,000)         (41,094)
Cash dividends:
     Common shareholders........................     (442)            (437)
     Preferred shareholders.....................   (1,208)          (1,208)
Exercise of stock options.......................        3                -
                                                  --------         --------
Cash utilized in financing activities...........  (15,647)         (42,739)
                                                  --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS.................................   (1,824)          (5,475)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..    2,112            5,871
                                                  --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD........  $   288          $   396
                                                  ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:
Interest........................................  $ 2,808          $ 4,026
                                                  ========         ========
Income taxes....................................  $ 3,091          $   105
                                                  ========         ========

See accompanying Notes to Consolidated Financial Statements

================================================================================
Notes to Consolidated Financial Statements (Unaudited)
HOWELL CORPORATION AND SUBSIDIARIES
June 30, 2000 and 1999
--------------------------------------------------------------------------------

Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1999. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Reclassifications

Certain reclassifications have been made to the 1999 financial presentation to conform with the 2000 presentation.

Note 2 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its asset or liability measured at its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company has not quantified the impact of adoption on its financial statements.

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

The Company has entered into two hedging programs for the year 2000. The first program is a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $18.50 per barrel for the put option and $26.00 per barrel for the call option. Each program provides for monthly settlements and is based on monthly average oil prices. There are no premiums associated with either program. During the three and six months ended June 30, 2000, the strike prices of the call options were exceeded, resulting in a reduction of revenues of $1.5 million and $3.0 million, respectively, from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three and six months ended June 30, 2000, would have increased from $24.30 to $26.54 and from $24.31 to $26.58, respectively.

Note 4 - Accumulated Depreciation, Depletion and Amortization

The Company's depletion rate for the three and six months ended June 30, 2000, was $2.15 and $2.14 per equivalent barrel, respectively, versus a rate of $1.76 and $2.00, respectively, for the same periods ended June 30, 1999.

Note 5 - Acquisitions & Dispositions

During the second quarter of 2000, the Company closed on the purchases of Hunt Oil Company's interest in the Salt Creek and Salt Creek South fields and ExxonMobil Corporation's interest in the Salt Creek field. The acquisition costs totaled $2.4 million.

On February 28, 2000, the Company entered into a Purchase and Sale Agreement to sell its 46% interest in Genesis Energy, L.L.C for $3.0 million. The proceeds from the sale were used to reduce debt and no gain or loss was recognized on the sale. The Company owns subordinated units in Genesis Crude Oil, L.P. and carries that investment at zero. The Company does not expect to receive any proceeds for its subordinated units.

The results have been classified as discontinued operations in the accompanying consolidated financial statements. As a result of the Company's direct and indirect interest in Genesis, the Company recognized a net loss of $0.1 million during the three and six months ended June 30, 1999. There were no pre-tax earnings during the three and six months ended June 30, 2000.

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

Three Months Ended June 30, 2000
                                                                        Earnings
                                                          Increase        per
                                             Increase     in Number   Incremental
                                            in Earnings   of Shares      Share
                                           ------------  -----------  -----------
Options...................................           -      185,305           -
Dividends on convertible preferred stock.. $   603,750    2,090,909       $0.29

                    Computation of Diluted Earnings per Share

                                             Earnings
                                            Available
                                               from
                                            Continuing     Common
                                            Operations     Shares      Per Share
                                           ------------  -----------  -----------
                                           $ 4,074,250    5,523,061      $ 0.74
Common stock options......................           -      185,305           -
                                           ------------  -----------  -----------
                                           $ 4,074,250    5,708,366      $ 0.71    Dilutive
Dividends on convertible preferred stock..     603,750    2,090,909           -
                                           ------------  -----------  -----------
                                           $ 4,678,000    7,799,275      $ 0.60    Dilutive
                                           ============  ===========  ===========

Note: Because EPS from continuing operations decreases from $0.74 to $0.71 when common stock options are included in the computation and because EPS decreases from $0.71 to $0.60 when the convertible preferred shares are included in the computation, diluted EPS from continuing operations is reported as $0.60.




Three Months Ended June 30, 1999
                                                                        Earnings
                                                          Increase        per
                                             Increase     in Number   Incremental
                                            in Earnings   of Shares      Share
                                           ------------  -----------  -----------
Options...................................           -       67,113           -
Dividends on convertible preferred stock.. $   603,750    2,090,909       $0.29

                    Computation of Diluted Earnings per Share

                                             Earnings
                                            Available
                                               from
                                            Continuing     Common
                                            Operations     Shares      Per Share
                                           ------------  -----------  -----------
                                           $   574,250    5,471,782      $ 0.10
Common stock options......................           -       67,113           -
                                           ------------  -----------  -----------
                                           $   574,250    5,538,895      $ 0.10    Dilutive
Dividends on convertible preferred stock..     603,750    2,090,909           -
                                           ------------  -----------  -----------
                                           $ 1,178,000    7,629,804      $ 0.15    Antidilutive
                                           ============  ===========  ===========

Note: Because EPS from continuing operations increases from $0.10 to $0.15 when convertible preferred shares are included in the computation, the convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.10.

Six Months Ended June 30, 2000
                                                                        Earnings
                                                          Increase        per
                                             Increase     in Number   Incremental
                                            in Earnings   of Shares      Share
                                           ------------  -----------  -----------
Options...................................           -      163,604           -
Dividends on convertible preferred stock.. $ 1,207,500    2,090,909      $ 0.58


                    Computation of Diluted Earnings per Share

                                             Earnings
                                            Available
                                               from
                                            Continuing     Common
                                            Operations     Shares      Per Share
                                           ------------  -----------  -----------
                                           $ 8,010,500    5,521,872      $ 1.45
Common stock options......................           -      163,604           -
                                           ------------  -----------  -----------
                                           $ 8,010,500    5,685,476      $ 1.41    Dilutive
Dividends on convertible preferred stock..   1,207,500    2,090,909           -
                                           ------------  -----------  -----------
                                           $ 9,218,000    7,776,385      $ 1.19    Dilutive
                                           ============  ===========  ===========


Note: Because EPS from continuing operations decreases from $1.45 to $1.41 when common stock options are included in the computation and because EPS decreases from $1.41 to $1.19 when the convertible preferred shares are included in the computation, diluted EPS from continuing operations is reported as $1.19.


Six Months Ended June 30, 1999
                                                                        Earnings
                                                          Increase        per
                                             Increase     in Number   Incremental
                                            in Earnings   of Shares      Share
                                           ------------  -----------  -----------
Options...................................           -       33,556           -
Dividends on convertible preferred stock.. $ 1,207,500    2,090,909      $ 0.58

               Computation of Diluted Earnings per Share

                                             Net Loss
                                            Available
                                               from
                                            Continuing     Common
                                            Operations     Shares      Per Share
                                           ------------  -----------  -----------
                                           $(1,753,500)   5,471,782      $(0.32)
Common stock options......................           -       33,556           -
                                           ------------  -----------  -----------
                                           $(1,753,500)   5,505,338      $(0.32)   Antidilutive
Dividends on convertible preferred stock..   1,207,500    2,090,909           -
                                           ------------  -----------  -----------
                                           $  (546,000)   7,596,247      $(0.07)   Antidilutive
                                           ============  ===========  ===========

Note: Because EPS from continuing operations increases from $(0.32) to $(0.07) when common stock and convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $(0.32).

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

RESULTS OF CONTINUING OPERATIONS

The Company's principal business segment is oil and gas production. Results of continuing operations for the three and six months ended June 30, 2000 and 1999, are discussed below.

Oil and Gas Production

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                      2000      1999        2000      1999
                                      ----      ----        ----      ----
Revenues (in thousands):
Sales of oil and natural gas.....   $18,733   $10,974     $36,940   $19,650
Sales of LaBarge other products..         -         -           -       180
Gas marketing....................         -        63           -        83
Other............................        56       145         125       147
                                    -------   -------     -------   -------
     Total revenues..............   $18,789   $11,182     $37,065   $20,060
                                    =======   =======     =======   =======

Operating profit (in thousands)..   $ 8,809   $ 3,518     $17,415   $ 3,154
                                    =======   =======     =======   =======

Operating information:
Average net daily production:
    Oil (Bbls)...................     7,250     6,847       7,184     7,703
    NGL (Bbls)...................       426       407         443       435
    Natural gas (Mcf)............     7,404     9,048       7,602     8,925
    Equivalent (Bbls)............     8,910     8,762       8,894     9,626

Average sales prices:
    Oil (Bbls)...................   $ 24.30   $ 14.90     $ 24.31   $ 11.71
    NGL (Bbls)...................   $ 17.52   $  9.48     $ 19.27   $  8.11
    Natural gas (per Mcf)........   $  3.00   $  1.63     $  2.60   $  1.66


Revenues for the three months ended June 30, 2000, increased $7.6 million when compared to the three months ended June 30, 1999, primarily due to a 63% increase in the average oil price, an 85% increase in the average NGL price and an 84% increase in the average natural gas price. A 2% increase in average net daily production also contributed to the increased revenues.

For the six months ended June 30, 2000, revenues increased $17.0 million from the same period in 1999. The change was primarily due to a 108% increase in average oil prices, a 138% increase in average NGL prices, and a 57% increase in average gas prices. These increases were partially offset by the effects of lower production volumes which resulted from the sale of certain non-strategic properties during the first quarter of 1999.

The Company has entered into two hedging programs for the year 2000. The first program is a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $18.50 per barrel for the put option and $26.00 per barrel for the call option. Each program provides for monthly settlements and is based on monthly average oil prices. There are no premiums associated with either program. During the three and six months ended June 30, 2000, the strike prices of the call options were exceeded, resulting in a reduction of revenues of $1.5 million and $3.0 million, respectively, from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three and six months ended June 30, 2000, would have increased from $24.30 to $26.54 and from $24.31 to $26.58, respectively.

The Company's operating profit increased $5.3 million when comparing the three months ended June 30, 2000, to the same period of 1999. The change was primarily due to the increase in revenues. The revenue increase was partially offset by higher lease operating expenses of $1.5 million and higher production taxes of $1.0 million. Lease operating expenses increased due to the acquisitions made in the second quarter of 2000 and increased activity that was stimulated by higher commodity prices. Production taxes increased as a result of higher commodity prices. Additionally, the Company benefited from a $0.5 million decrease in general and administrative expenses.

For the six months ended June 30, 2000, operating profits increased $14.3 million when compared to the 1999 period. The improvement was primarily due to the increase in revenues. The revenue increase was offset by expense increases of $2.4 million in production taxes and $1.5 million in lease operating expenses. Production taxes increased as a result of higher commodity prices. Lease operating expenses increased due to the acquisitions made in the second quarter of 2000 and increased activity that was stimulated by higher commodity prices. Also contributing to the increased operating profit was a $0.7 million decrease in general and administrative expenses and a $0.3 million decrease in LaBarge expenses resulting from the sale of the LaBarge project in the first quarter of 1999.

Interest Expense

Interest expense for the three and six months ended June 30, 2000, decreased $0.2 million and $0.8 million, respectively, from the 1999 levels. The decrease was a result of decreased average debt outstanding of $14.9 million and $23.9 million for the three and six months ended June 30, 2000, respectively. The primary reason for the decrease in average debt was due to an increase in cash flow primarily as a result of increased revenues and the sale of various non-integral properties during the first quarter of 1999.

Provision for Income Taxes

The Company's effective tax rate for the three months ended June 30, 2000 and 1999 was 36.0% and 35.1%, respectively. For the six months ended June 30, 2000 and 1999 the effective tax rate was 35.5% and 36.7%, respectively.


RESULTS FROM DISCONTINUED OPERATIONS

Crude Oil Marketing

During the first quarter of 2000, the Company sold its 46% interest in Genesis Energy, L.L.C for $3.0 million. The proceeds from the sale were used to reduce debt and no gain or loss was recognized on the sale. The Company owns subordinated units in Genesis Crude Oil, L.P. and carries that investment at zero. The Company does not expect to receive any proceeds for its subordinated units.

The results have been classified as discontinued operations in the accompanying consolidated financial statements. As a result of the Company's interest in Genesis, the Company recognized a net loss of $0.1 million during the three and six months ended June 30, 1999. There were no pre-tax earnings during the three and six months ended June 30, 2000.

Technical Fuels and Chemical Processing

On July 31, 1997, the Company sold substantially all of the assets of its research and reference fuels and custom chemical manufacturing business. On January 4, 1999, the company sold its right to participate in the future earnings of the purchaser for $2.0 million. The Company recognized a gain of $1.4 million during the six months ended June 30, 1999. There were no pre-tax earnings during the three and six months ended June 30, 2000, nor during the three months ended June 30, 1999. The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations for the six months ended June 30, 2000, was $14.8 million. This compares to $3.2 million for the same period during 1999. The Company's debt decreased by $14.0 million during the first six months of 2000 while there was a $41.1 million decrease during the first six months of 1999. Capital expenditures for the six months ended June 30, 2000, were $6.6 million compared to $0.2 million for the 1999 period.

The Company's total debt, all long term, at June 30, 2000, was $68.0 million. At June 30, 2000, the Company's borrowing base under the terms of its Credit Facility was $100.0 million.

During the first six months of 2000, the Company paid common dividends of $0.4 million and preferred dividends of $1.2 million.


OTHER

The Company acquired significant oil and gas properties from Amoco Production Company in 1997. A portion of the acquisition cost was allocated to an oil property that is a potential CO2 flood candidate. In light of the unusually low oil price environment for nearly two years following the acquisition, limited evaluation work was done during that period. With the strong rebound of oil prices, Company personnel and consultants are now studying the properties to determine the feasibility of such a project. It is expected that over the next six months management will have enough information to make an informed judgment about whether to implement the CO2 flood project.

At June 30, 2000, $14.6 million attributable to this property is included in unproven properties on the balance sheet. If the evaluation determines that the CO2 flood project is not feasible, the associated costs will be transferred to the full cost pool and would result in increasing depletion expense by approximately 16% in future periods. The Company has not recognized any proved reserves attributable to the CO2 potential of this property. If the Company decides to go forward with the project, one or more successful pilot programs will be necessary in order to record any proved reserves. It is expected that the development costs would be funded from cash flow.


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

                                   Howell Corporation
                                   ------------------
                                   (Registrant)



Date:  August 10, 2000              /s/  Allyn R. Skelton, II
                                   -------------------------
                                   Allyn R. Skelton, II
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)