Form 10-Q
period 2000-09-30
HOWELL CORP /DE/
filed 2000-11-13
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                        --------------------


                             FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

                      Yes    X    No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at October 31, 2000
-----------------------------       -------------------------------
Common Stock, $1.00 par value                  5,524,907


                   This report contains 15 pages

                HOWELL CORPORATION AND SUBSIDIARIES

                             Form 10-Q

                               INDEX



                                                                        Page No.
                                                                        -------
Part I. Financial Information

Item 1. Condensed Consolidated Statements of Operations --
          Three and nine months ended September 30, 2000 and 1999
          (unaudited).................................................     3

        Condensed  Consolidated Balance Sheets -- September 30, 2000
          (unaudited)and December 31, 1999............................     4

        Condensed  Consolidated  Statements  of Cash Flows -- Nine
          months ended September 30, 2000 and 1999 (unaudited)........     5

        Notes to Condensed Consolidated Financial Statements
          (unaudited).................................................     6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11


Part II.Other Information

Item 6. Exhibits and Reports on Form 8-K..............................    15

                          PART I. FINANCIAL INFORMATION
                                    (ITEM 1)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                                           Three Months Ended    Nine Months Ended
                                                                              September 30,         September 30,
                                                                             2000       1999       2000       1999

                                                                          (In thousands, except per share amounts)

Revenues ..............................................................   $21,300    $13,368    $58,365    $33,428
                                                                          -------    -------    -------    -------

Cost and expenses:
  Lease operating expenses ............................................     7,961      6,019     22,225     16,834
  Depreciation, depletion, and amortization............................     1,863      1,367      5,394      4,926
  General and administrative expenses..................................     1,025        828      2,880      3,360
                                                                          -------    -------    -------    -------
                                                                           10,849      8,214     30,499     25,120
                                                                          -------    -------    -------    -------
Other income (expense):
  Interest expense ....................................................    (1,575)    (1,642)    (4,768)    (5,640)
  Interest income .....................................................        40         24        108         84
  Other-net ...........................................................       -           31          1         31
                                                                          -------    -------    -------    -------
                                                                           (1,535)    (1,587)    (4,659)    (5,525)
                                                                          -------    -------    -------    -------

Earnings before income taxes ..........................................     8,916      3,567     23,207      2,783
Income tax provision ..................................................     3,282      1,230      8,355        992
                                                                          -------    -------    -------    -------
Net earnings from continuing operations ...............................     5,634      2,337     14,852      1,791
                                                                          -------    -------    -------    -------

Discontinued operations:
  Net earnings (loss) (less applicable income taxes of $44 and $664 for
  the three and nine months ended September 30, 1999, respectively)....       -          (92)       -        1,112
                                                                          -------    -------    -------    -------

Net earnings ..........................................................     5,634      2,245     14,852      2,903
  Less: Preferred stock dividends .....................................      (604)      (604)    (1,811)    (1,811)
                                                                          -------    -------    -------    -------

Net earnings applicable to common shares ..............................   $ 5,030    $ 1,641    $13,041    $ 1,092
                                                                          =======    =======    =======    =======

Basic earnings (loss) per common share:
  Continuing operations ...............................................   $  0.91    $  0.32    $  2.36    $   -
  Discontinued operations .............................................       -        (0.02)       -         0.20
                                                                          -------    -------    -------    -------
  Net earnings per common share (basic)................................   $  0.91    $  0.30    $  2.36    $  0.20
                                                                          =======    =======    =======    =======

Weighted average shares outstanding (basic)............................     5,524      5,472      5,522      5,472
                                                                          =======    =======    =======    =======


Diluted earnings (loss) per common share:
  Continuing operations ...............................................   $  0.72    $  0.30    $  1.90    $   -
  Discontinued operations .............................................       -        (0.01)       -         0.20
                                                                          -------    -------    -------    -------

  Net earnings per common share (diluted) .............................   $  0.72    $  0.29    $  1.90    $  0.20
                                                                          =======    =======    =======    =======

Weighted average shares outstanding (diluted)..........................     7,841      7,665      7,802      5,528
                                                                          =======    =======    =======    =======

Cash dividends per common share .......................................   $  0.04    $  0.04    $  0.12    $  0.12
                                                                          =======    =======    =======    =======

See accompanying Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries

                                                 September 30,        December 31,
                                                     2000                 1999
                                                 (Unaudited)

                                                          (In thousands)
                   Assets

Current assets:
  Cash and cash equivalents ....................  $  5,372             $  2,112
  Trade accounts receivable, less allowance
     for doubtful accounts of $66 and $156
     in 2000 and 1999, respectively.............    11,951               10,978
  Deferred income taxes ........................       957                2,027
  Other current assets .........................       752                2,440
                                                  --------             --------
    Total current assets .......................    19,032               17,557
                                                  --------             --------

Property, plant and equipment:
  Oil and gas properties, utilizing the
     full-cost method of accounting ............   393,110              382,393
  Unproven properties ..........................    21,143               21,143
  Other ........................................     2,784                2,759
  Less accumulated depreciation, depletion
     and amortization ..........................  (318,644)            (313,249)
                                                  --------             --------
    Net property and equipment .................    98,393               93,046
                                                  --------             --------
Deferred income taxes - long term ..............     1,779                3,600
Other assets ...................................       710                  780
Assets related to discontinued operations ......       -                  3,000
                                                  ========             ========
    Total assets ...............................  $119,914             $117,983
                                                  ========             ========

    Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable .............................  $ 12,509             $ 10,513
  Accrued liabilities ..........................     6,693                3,934
  Income taxes payable .........................       -                    140
                                                  --------             --------
    Total current liabilities ..................    19,202               14,587
                                                  --------             --------
Other liabilities ..............................       587                  716
                                                  --------             --------
Long-term debt .................................    67,000               82,000
                                                  --------             --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1 par value; 690,000 shares
    issued and outstanding, liquidation value
    of $34,500,000 .............................       690                  690
  Common stock, $1 par value; 5,524,907 shares
    issued and outstanding in 2000 and 5,471,782
    shares issued and outstanding in 1999.......     5,525                5,472
  Additional paid-in capital ...................    41,071               40,829
  Unearned compensation ........................      (226)                 -
  Retained deficit .............................   (13,935)             (26,311)
                                                  --------             --------
    Total shareholders' equity .................    33,125               20,680
                                                  ========             ========
    Total liabilities and shareholders' equity..  $119,914             $117,983
                                                  ========             ========

See accompanying Notes to Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                   Nine Months Ended September 30,
                                                    2000                  1999

                                                          (In thousands)

OPERATING ACTIVITIES:
Net earnings from continuing operations ........  $14,852               $ 1,791
Adjustments for non-cash items:
  Depreciation, depletion and amortization......    5,394                 4,926
  Deferred income taxes ........................    3,103                 1,043
  Other ........................................       52                   (30)
                                                  -------               -------
Earnings from continuing operations plus
  non-cash items ...............................   23,401                 7,730
Changes in components of working capital
  from operations:
  Increase in trade accounts receivable ........     (973)                 (338)
  Decrease in federal income tax receivables ...      -                   5,701
  Decrease in other current assets .............    1,688                   289
  Increase in accounts payable .................    1,986                 1,013
  Increase (decrease) in accrued and other
     liabilities................................    2,805                (2,545)
  Decrease in income tax payable ...............     (140)                 (545)
                                                  -------               -------
Cash provided by continuing operations .........   28,767                11,305
Cash provided by (utilized in) discontinued
     operations ................................     (167)                2,024
                                                  -------               -------
Cash provided by operating activities ..........   28,600                13,329
                                                  -------               -------

INVESTING ACTIVITIES:
Proceeds from the disposition of property.......    3,000                28,684
Additions to property, plant and equipment......  (10,740)               (2,134)
Other, net .....................................     (142)                  219
                                                  -------               -------
Cash provided by (utilized in) investing
     activities ................................   (7,882)               26,769
                                                  -------               -------

FINANCING ACTIVITIES:
Repayments under credit agreements, net ........  (15,000)              (43,000)
Cash dividends:
     Common shareholders .......................     (664)                 (656)
     Preferred shareholders ....................   (1,811)               (1,811)
Exercise of stock options ......................       17                   -
                                                  -------               -------
Cash utilized in financing activities ..........  (17,458)              (45,467)
                                                  -------               -------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS ...............................    3,260                (5,369)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..    2,112                 5,871
                                                  -------               -------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......  $ 5,372               $   502
                                                  =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:
Interest .......................................  $ 3,447               $ 5,664
                                                  =======               =======
Income taxes ...................................  $ 5,611               $   481
                                                  =======               =======

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
September 30, 2000 and 1999

Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Reclassifications

Certain reclassifications have been made to the 1999 financial presentation to conform with the 2000 presentation.

Note 2 - New Accounting Standards

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101, as amended, in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133 as amended, is effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its asset or liability measured at its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Retroactive application to periods prior to adoption is not allowed. There is no current impact on the Company's financial statements as the Company's current hedging activities expire on December 31, 2000. The Company currently has no hedging agreements in place for periods beginning January 1, 2001. Should the Company enter into any hedging agreements for periods after December 31, 2000, the effects of those agreements will be evaluated at that point in time.

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

The Company has entered into two hedging programs for the year 2000. The first program is a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $18.50 per barrel for the put option and $26.00 per barrel for the call option. Each program provides for monthly settlements and is based on monthly average oil prices. There are no premiums associated with either program. During the three and nine months ended September 30, 2000, the strike prices of the call options were exceeded, resulting in a reduction of revenues of $2.4 million and $5.4 million, respectively, from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three and nine months ended September 30, 2000, would have increased from $26.24 to $29.77 and from $24.97 to $27.67, respectively.

Note 4 - Accumulated Depreciation, Depletion and Amortization

The Company's depletion rate for the three and nine months ended September 30, 2000, was $2.20 and $2.16 per equivalent barrel, respectively, versus a rate of $1.67 and $1.90, respectively, for the same periods ended September 30, 1999.

Note 5 - Acquisitions & Dispositions

On November 3, 2000, the Company purchased certain interests in the South Elk Basin field for $3.4 million.

During the second quarter of 2000, the Company purchased certain interests in the Salt Creek and Salt Creek South fields for $2.4 million.

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

The results have been classified as discontinued operations in the accompanying consolidated financial statements. As a result of the Company's direct and indirect interest in Genesis, the Company recognized a net loss of $0.1 million during the three and nine months ended September 30, 1999. There were no pre-tax earnings during the three and nine months ended September 30, 2000.

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

Exxon filed a counterclaim against HPTex in which Exxon claims that HPTex is responsible for the removal costs associated with certain contents of the Tanks. Exxon claims it "has incurred actual damages in an amount not to exceed $2 million."
                                      -7-

The Company believes that the ultimate resolution will not have a material adverse impact on its results of operations, financial position or cash flows.

There are various other lawsuits and claims against the Company, none of which, in the opinion of management, will have a materially adverse effect on the Company.



Note 7 - Earnings per Share

Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and exercise of all stock options having exercise prices less than the average market price of the common stock using the treasury stock method.

The tables on the following two pages present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.


Three Months Ended September 30, 2000

                                                           Increase
                                                              in       Earnings
                                                            Number        per
                                                Increase      of      Incremental
                                               in Income    Shares       Share
                                               ----------  ---------  ---------
Options......................................        -       226,664       -
Dividends on convertible preferred stock.....    603,750   2,090,909     $0.29


                    Computation of Diluted Earnings per Share

                                                Income
                                               Available
                                                  from
                                               Continuing    Common
                                               Operations    Shares   Per Share
                                               ----------  ---------  ---------
                                               $5,030,250  5,523,554     $0.91
Common stock options.........................         -      226,664       -
                                               ----------  ---------  ---------
                                               $5,030,250  5,750,218     $0.87   Dilutive
Dividends on convertible preferred stock.....     603,750  2,090,909       -
                                               ==========  =========  =========
                                               $5,634,000  7,841,127     $0.72   Dilutive
                                               ==========  =========  =========


Note: Because diluted EPS from continuing operations decreases from $0.91 to $0.72 when common stock options and convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are dilutive for continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.72.

Three Months Ended September 30, 1999
                                                           Increase
                                                              in       Earnings
                                                            Number        per
                                                Increase      of      Incremental
                                               in Income    Shares       Share
                                               ----------  ---------  ---------
Options.....................................          -      102,665       -
Dividends on convertible preferred stock....   $  603,750  2,090,909     $0.29



               Computation of Diluted Earnings per Share

                                                Income
                                               Available
                                                  from
                                               Continuing    Common
                                               Operations    Shares   Per Share
                                               ----------  ---------  ---------
                                               $1,694,250  5,471,782     $0.32
Common stock options..........................        -      102,665       -
                                               ----------  ---------  ---------
                                               $1,694,250  5,574,447     $0.31   Dilutive
Dividends on convertible preferred stock......    603,750  2,090,909       -
                                               ==========  =========  =========
                                               $2,298,000  7,665,356     $0.30   Dilutive
                                               ==========  =========  =========

Note: Because diluted EPS from continuing operations decreases from $0.32 to $0.30 when common stock options and convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are dilutive for continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.30.

Nine months Ended September 30, 2000
                                                           Increase
                                                              in       Earnings
                                                            Number        per
                                                Increase      of      Incremental
                                               in Income    Shares       Share
                                               ----------  ---------  ---------
Options.....................................          -      188,191      -
Dividends on convertible preferred stock....   $1,811,250  2,090,909    $0.87



               Computation of Diluted Earnings per Share

                                                Income
                                               Available
                                                  from
                                               Continuing    Common
                                               Operations    Shares   Per Share
                                               ----------  ---------  ---------
                                              $13,040,750  5,522,437    $2.36
Common stock options..........................        -      188,191      -
                                               ----------  ---------  ---------
                                              $13,040,750  5,710,628    $2.28    Dilutive
Dividends on convertible preferred stock......  1,811,250  2,090,909      -
                                               ==========  =========  =========
                                              $14,852,000  7,801,537    $1.90    Dilutive
                                               ==========  =========  =========


Note: Because diluted EPS from continuing operations decreases from $2.36 to $1.90 when common stock options and convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are dilutive for continuing operations. Therefore, diluted EPS from continuing operations is reported as $1.90.

Nine months Ended September 30, 1999
                                                           Increase
                                                              in       Earnings
                                                            Number        per
                                                Increase      of      Incremental
                                               in Income    Shares       Share
                                               ----------  ---------  ---------
Options.....................................          -       56,593      -
Dividends on convertible preferred stock....   $1,811,250  2,090,909    $0.87



               Computation of Diluted Earnings per Share

                                                Net Loss
                                               Available
                                                  from
                                               Continuing    Common
                                               Operations    Shares   Per Share
                                               ----------  ---------  ---------
                                               $  (20,250) 5,471,782    $0.00
Common stock options..........................        -       56,593      -
                                               ----------  ---------  ---------
                                               $  (20,250) 5,528,375    $0.00    Antidilutive
Dividends on convertible preferred stock......  1,811,250  2,090,909      -
                                               ==========  =========  =========
                                               $1,791,000  7,619,284    $0.24    Antidilutive
                                               ==========  =========  =========


Note: Because diluted EPS from continuing operations increases from $0.00 to $0.24 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS for continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.00.

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

RESULTS OF CONTINUING OPERATIONS

The Company's principal business segment is oil and gas production. Results of continuing operations for the three and nine months ended September 30, 2000 and 1999, are discussed below.

Oil and Gas Production

                                          Three Months Ended   Nine Months Ended
                                             September 30,       September 30,
                                             2000     1999       2000     1999
Revenues (in thousands):
Sales of oil and natural gas.............  $21,240  $13,341    $58,180  $32,991
Sales of LaBarge other products..........      -        -          -        180
Gas marketing............................      -        -          -         83
Minerals leasing and other...............       60       27        185      174
                                           -------  -------    -------  -------
     Total revenues......................  $21,300  $13,368    $58,365  $33,428
                                           =======  =======    =======  =======

Operating profit (in thousands)..........  $10,451  $ 5,154    $27,866  $ 8,308
                                           =======  =======    =======  =======

Operating information:
Average net daily production:
    Oil (Bbls)...........................    7,431    7,017      7,267    7,472
    NGL (Bbls)...........................      334      373        406      414
    Natural gas (Mcf)....................    7,896    7,482      7,700    8,439
    Equivalent (Bbls)....................    9,081    8,637      8,956    9,293

Average sales prices:
    Oil (per Bbl, net of hedge effects)..  $ 26.24  $ 17.51    $ 24.97  $ 13.54
    NGL (per Bbl)........................  $ 22.82  $ 13.99    $ 20.25  $  9.90
    Natural gas (per Mcf)................  $  3.58  $  2.26    $  2.94  $  1.84

Revenues for the three months ended September 30, 2000, increased $7.9 million when compared to the three months ended September 30, 1999, primarily due to a 50% increase in the average oil price, a 63% increase in the average NGL price and a 58% increase in the average natural gas price. A 5% increase in average net daily production also contributed to the increased revenues.

For the nine months ended September 30, 2000, revenues increased $24.9 million from the same period in 1999. The change was primarily due to an 84% increase in average oil prices, a 105% increase in average NGL prices, and a 60% increase in average gas prices. These increases were partially offset by the effects of lower production volumes which resulted from the sale of certain non-strategic properties during the first quarter of 1999.

The Company has entered into two hedging programs for the year 2000. The first program is a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program is a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices are $18.50 per barrel for the put option and $26.00 per barrel for the call option. Each program provides for monthly settlements and is based on monthly average oil prices. There are no premiums associated with either program. During the three and nine months ended September 30, 2000, the strike prices of the call options were exceeded, resulting in a reduction of revenues of $2.4 million and $5.4 million, respectively, from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three and nine months ended September 30, 2000, would have increased from $26.24 to $29.77 and from $24.97 to $27.67, respectively.

The Company's operating profit increased $5.3 million when comparing the three months ended September 30, 2000, to the same period of 1999. The change was primarily due to the increase in revenues. The revenue increase was partially offset by higher lease operating expenses of $1.0 million, higher production taxes of $0.9 million, and higher depletion costs of $0.5 million. Lease operating expenses increased due to the acquisitions made in the second quarter of 2000 and increased activity that was stimulated by higher commodity prices. Production taxes increased as a result of higher commodity prices. Additionally, the revenue increase was offset by higher general and administrative expenses of $0.2 million.

For the nine months ended September 30, 2000, operating profits increased $19.6 million when compared to the 1999 period. The improvement was primarily due to the increase in revenues. The revenue increase was offset by expense increases of $3.3 million in production taxes, $2.5 million in lease operating expenses and $0.5 million in depletion expenses. Production taxes increased as a result of higher commodity prices. Lease operating expenses increased due to the acquisitions made in the second quarter of 2000 and increased activity that was stimulated by higher commodity prices. Also contributing to the increased operating profit was a $0.5 million decrease in general and administrative expenses and a $0.3 million decrease in LaBarge expenses resulting from the sale of the LaBarge project in the first quarter of 1999.

Interest Expense

Interest expense for the three and nine months ended September 30, 2000, decreased $0.1 million and $0.9 million, respectively, from the 1999 levels. The decrease was a result of decreased average debt outstanding of $14.5 million and $21.5 million for the three and nine months ended September 30, 2000, respectively, partially offset by higher average interest rates. The primary reason for the decrease in average debt was due to an increase in cash flow primarily as a result of increased revenues and the sale of various non-integral properties during the first quarter of 1999.

Provision for Income Taxes

The Company's effective tax rate for the three months ended September 30, 2000 and 1999 was 37% and 36%, respectively. For the nine months ended September 30, 2000 and 1999 the effective tax rate was 36%.


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

The results have been classified as discontinued operations in the accompanying consolidated financial statements. As a result of the Company's interest in Genesis, the Company recognized a net loss of $0.1 million during the three and nine months ended September 30, 1999. There were no pre-tax earnings during the three and nine months ended September 30, 2000.

Technical Fuels and Chemical Processing

On July 31, 1997, the Company sold substantially all of the assets of its research and reference fuels and custom chemical manufacturing business. On January 4, 1999, the Company sold its right to participate in the future earnings of the purchaser for $2.0 million. The Company recognized a $0.1 million loss and a gain of $1.3 million during the three and nine months ended September 30, 1999, respectively. There were no pre-tax earnings during the three and nine months ended September 30, 2000. The results of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations for the nine months ended September 30, 2000, was $28.8 million. This compares to $11.3 million for the same period during 1999. The Company's debt decreased by $15.0 million during the first nine months of 2000 while there was a $43.0 million decrease during the first nine months of 1999. Capital expenditures for the nine months ended September 30, 2000, were $10.7 million compared to $2.1 million for the 1999 period.

The Company's total debt, all long term, at September 30, 2000, was $67.0 million. At September 30, 2000, the Company's borrowing base under the terms of its Credit Facility was $100.0 million.

During the first nine months of 2000, the Company paid common dividends of $0.7 million and preferred dividends of $1.8 million.

The Company has issued and outstanding 690,000 shares of $3.50 Convertible Preferred Stock, Series A, ("Preferred Stock"). Each share of Preferred Stock has a liquidation preference of $50.00 plus accrued and unpaid dividends. The Preferred Stock is convertible, at the option of the holder at any time, unless previously redeemed, into shares of Common Stock of the Company at an initial conversion price of $16.50 per share of Common Stock, subject to adjustment under certain conditions. The Preferred Stock is not subject to any mandatory redemption or sinking fund provision. Subject to certain limitations, the Preferred Stock is redeemable, for cash, at the option of the Company, in whole or in part, at any time. The redemption price is $50.50, but reduces to $50.00 on April 23, 2001.


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

At September 30, 2000, $14.6 million attributable to this property is included in unproven properties on the balance sheet. If the evaluation determines that the CO2 flood project is not feasible, the associated costs will be transferred to the full cost pool and would result in increasing depletion expense by approximately 15% in future periods. The Company has not recognized any proved reserves attributable to the CO2 potential of this property. If the Company decides to go forward with the project, one or more successful pilot programs will be necessary in order to record any proved reserves. It is expected that the development costs would be funded from cash flow.

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

        (b) Reports on Form 8-K - none.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Howell Corporation
                                   (Registrant)



Date:  November 13, 2000           /s/  Allyn R. Skelton, II
                                   -------------------------
                                   Allyn R. Skelton, II
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)