Form 10-K405
period 2000-12-31
HOWELL CORP /DE/
filed 2001-02-27
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       |X|

   The market value of all shares of Common Stock on February 22, 2001 was approximately $62.1 million. The aggregate market value of the shares held by nonaffiliates on that date was approximately $40.7 million. As of February 22, 2001, there were 5,535,733 common shares outstanding. See Note 11 of Notes to Consolidated Financial Statements.

Documents Incorporated by Reference:
   Howell Corporation proxy statement to be filed in connection with the 2001 Annual Shareholders' Meeting (to the extent set forth in Part III of this Form 10-K).

                               HOWELL CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I
                                                                        Page
Item 1.  Business.......................................................  1
Item 2.  Properties.....................................................  3
Item 3.  Legal Proceedings..............................................  9
Item 4.  Submission of Matters to a Vote of Security Holders............  9

                              PART II

Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters......................................... 10
Item 6.  Selected Financial Data........................................ 11
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................13
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.......16
Item 8.  Financial Statements and Supplementary Data.................... 17
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 17

                                    PART III

Item 10. Directors and Executive Officers of the Registrant............. 17
Item 11. Executive Compensation......................................... 18
Item 12. Security Ownership of Certain Beneficial Owners and
            Management.................................................. 18
Item 13. Certain Relationships and Related Transactions................. 18

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K ....................................................18


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

     The Company's oil and gas exploration and production activities are conducted by Howell Petroleum Corporation ("HPC"), a wholly-owned subsidiary of the Company, and are concentrated in Wyoming and along the Gulf Coast, both onshore and offshore. At December 31, 2000, the Company's estimated proved reserves were 34.8 million barrels of oil and plant liquids and 39.1 billion cubic feet ("BCF") of gas. The core area for the Company includes the Salt Creek and Elk Basin fields discussed below. The Company's major producing properties include Salt Creek, Elk Basin, and Main Pass 64. These three major fields represent 31.4 million barrels of oil equivalent ("MMBOE"), or 76%, of the Company's total proved reserves. Substantially all of the Company's oil and natural gas production is sold on the spot market or pursuant to contracts priced according to the spot market. HPC has 125 employees.

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

     The Company's financial condition, profitability, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its oil and natural gas properties, are substantially dependent upon prevailing prices of, and demand for, oil and natural gas. The energy markets have historically been, and are likely to continue to be volatile, and prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, actions of the Organization of Petroleum Exporting Countries, domestic and foreign governmental regulations, political stability in the Middle East and other petroleum producing areas, foreign and domestic supply of oil and natural gas, price of foreign imports, price and availability of alternative fuels and overall economic conditions. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and natural gas reserves that may be economically produced, carrying value of its proved reserves, borrowing capacity and access to capital.

     Discontinued Operations

     Technical Fuels and Chemical Processing - In 1997, the Company sold substantially all of the assets of its technical fuels and chemical processing business. In connection with the transaction, the Company agreed not to engage in any competing business for a five-year period after the closing. As additional consideration for the sale, the Company retained the right to participate in the future earnings of the business. On January 4, 1999, the Company sold that right for $2.0 million. The sale and the results of operations of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements.

     Investment in Genesis - In 1996, the Company conveyed the assets and business of its crude oil gathering and marketing operations and pipeline operations to Genesis Crude Oil, L.P., a Delaware limited partnership ("GCO"). Howell received cash of approximately $74 million and 991,300 subordinated limited partner units of GCO. Additionally, the Company received 46% of Genesis Energy, L.L.C., a Delaware limited liability company ("LLC") which is the General Partner of GCO. Howell recognized a gain of approximately $13.8 million.

     With only a minority interest in LLC, Howell was not in a position to substantially influence management of GCO. During 1999, the Company decided to dispose of its interests in GCO and LLC and recorded an impairment charge of $13.5 million (pre-tax) attributable thereto and classified its operations as discontinued. See Notes 4 and 5 of Notes to Consolidated Financial Statements.

     The Company sold its interest in LLC during the first quarter of 2000 for $3.0 million. The proceeds from the sale were used to reduce debt. The subordinated limited partner units were eliminated in December 2000, as a result of a restructuring of GCO. The Company did not receive any proceeds for its subordinated units in GCO. No gain or loss was recognized on the sale or on the elimination of the subordinated units.

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

C.   Employment Relations

     On December 31, 2000, the Company had 125 employees. The Company's employees are not represented by a union for collective bargaining purposes. The Company has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be good. The Company maintains group life, medical, dental, long-term disability, short-term disability, 401(k) and accidental death and dismemberment insurance plans for its employees. The Company contributed $0.6 million to the 401(k) plan for 2000.

Item 2.  Properties

A.   Supplementary Oil and Gas Producing Information

     The oil and gas producing activities of the Company are summarized below. Substantially all of the Company's producing properties are subject to certain restrictions under the Company's credit facility. See Note 6 of Notes to Consolidated Financial Statements.

     Oil and Gas Wells

     As of December 31, 2000, the Company owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                           Productive Wells
                                            Gross(1)   Net
                                            --------   ---
     Oil wells.............................  2,614    1,019
     Gas wells.............................    627       52
                                             -----    -----
          Total   .........................  3,241    1,071
                                             =====    =====

     (1) One or more completions in the same well are counted as one well.

     Reserves

     The Company's net proved reserves of crude oil, condensate and natural gas liquids (referred to herein collectively as "oil") and its net proved reserves of gas have been estimated by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission. The reserve estimates at December 31, 2000, 1999, 1998, and 1997, except for the reserves purchased from Amoco, were reviewed by independent petroleum consultants, H. J. Gruy and Associates, Inc. The December 31, 2000, 1999, 1998 and 1997 reserves, associated with the properties acquired from Amoco, were reviewed by independent petroleum consultants, Ryder Scott & Associates. These estimates were used in the computation of depreciation, depletion and amortization included in the Company's consolidated financial statements and for other reporting purposes.

     Estimated Quantities of Proved Oil and Gas Reserves

                                              Oil             Gas
                                            (BBLs)           (MCF)
                                            ------           -----
     As of December 31, 1997...........   42,170,520       83,633,340
     Revisions of previous estimates...  (11,533,920)      (6,313,032)
     Extensions, discoveries & other
          additions....................    4,037,900        3,922,900
     Purchases of minerals in place....       4,634         8,107,918
     Production........................  (3,542,465)       (4,653,705)
     Sales of minerals in place........  (1,196,828)       (5,906,751)
                                        ------------      ------------
     As of December 31, 1998...........  29,939,841        78,790,670
     Revisions of previous estimates...   5,979,073         3,859,501
     Extensions, discoveries & other
          additions....................     844,984         1,031,232
     Purchases of minerals in place....     685,478            75,751
     Production........................  (2,843,055)       (2,994,215)
     Sales of minerals in place........     (11,575)      (42,158,149)
                                        ------------      ------------
     As of December 31, 1999...........  34,594,746        38,604,790
     Revisions of previous estimates...    (388,542)         (501,401)
     Extensions, discoveries & other
          additions....................   1,888,000         1,664,700
     Purchases of minerals in place....   1,552,400         2,126,500
     Production........................  (2,834,567)       (2,831,188)
                                        ------------      ------------
     As of December 31, 2000...........  34,812,037        39,063,401
                                        ============      ============


     Proved developed reserves:
     December 31, 1997.................  40,711,561        81,709,974
                                        ============      ============
     December 31, 1998.................  26,701,736        75,756,389
                                        ============      ============
     December 31, 1999.................  31,530,345        35,890,990
                                        ============      ============
     December 31, 2000.................  31,988,737        36,349,611
                                        ============      ============

     Total proved reserves at year-end 2000 were 41.3 MMBOE compared to 41.0 MMBOE at year-end 1999. The change was primarily due to an increase of 2.2 MMBOE in extensions and discoveries, and 1.9 MMBOE in purchases of minerals in place partially offset by production. See Note 2 of Notes to Consolidated Financial Statements.

     Proved oil reserves at December 31, 2000, include 1.7 million barrels of natural gas liquids ("NGL").

     Oil and Gas Leaseholds

     The following table sets forth the Company's ownership interest in leaseholds as of December 31, 2000. The oil and gas leases in which the Company has an interest are for varying primary terms, and many require the payment of delay rentals to continue the primary term. The leases may be surrendered by the Company at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals.

                                      Developed(1)    Undeveloped
                                   ---------------  ---------------
                                    Gross    Net     Gross    Net
                                    Acres   Acres    Acres   Acres
                                    -----   -----    -----   -----
      Alabama....................    5,805   2,174    2,707   1,060
      Louisiana..................    2,495     686       46      39
      Mississippi................    2,876     840    3,367     834
      Montana....................      106      10   29,326  29,256
      North Dakota...............    6,878   1,394      800      50
      Texas......................   12,518   5,233    5,938   2,555
      Wyoming....................   48,668  26,207   47,285  25,450
      All other states combined..    3,694     710    3,242   1,728
      Offshore...................    7,025   5,589        -       -
                                    ======  ======   ======  ======
          Total..................   90,065  42,843   92,711  60,972
                                    ======  ======   ======  ======
--------------

     (1) Acres spaced or assignable to productive wells.

     Drilling Activity

     The following table shows the Company's gross and net productive and dry exploratory and development wells drilled in the United States:


                    Exploratory                   Development
             -------------------------     --------------------------
              Productive        Dry         Productive        Dry
                 Wells         Holes           Wells         Holes
      Year   Gross   Net   Gross   Net     Gross   Net   Gross   Net
      ----   -----   ---   -----   ---     -----   ---   -----   ---
      2000      -     -      -      -       19.0  12.0    2.0    1.0
      1999      -     -      -      -        2.0   2.0    2.0    2.0
      1998    1.0   0.6    1.0    0.1       18.0   4.5      -      -


     The table above reflects only the drilling activity in which the Company had a working interest participation.

     Sales Prices and Production Costs

     The following table sets forth the average prices received by the Company for its production, the average production (lifting) costs, and amortization per equivalent barrel of production ("BOE"):

                                                       2000    1999    1998
                                                       ----    ----    ----
Average sales prices:
   Oil and NGL (per BBL) includes effect of hedging.. $25.03  $14.77  $11.26
   Natural gas (per MCF)............................. $ 3.50  $ 1.94  $ 1.86
Production (lifting) costs (per BOE)................. $ 9.21  $ 6.84  $ 5.95
Amortization (per BOE)............................... $ 2.18  $ 1.95  $ 2.68
Impairment of oil & gas properties (per BOE)......... $    -  $    -  $23.66

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

     Oil and Gas Producing Activities

     CAPITALIZED COSTS. The following table presents the Company's aggregate capitalized costs relating to oil and gas producing activities, all located in the United States, and the aggregate amount of related depreciation, depletion and amortization:

                                               December 31,
                                           2000           1999
                                           ----           ----
                                             (In thousands)
Capitalized Costs:
Oil and gas producing properties....... $ 401,851      $ 382,393
Unproven properties....................    20,174         21,143
                                        ----------     ----------
   Total............................... $ 422,025      $ 403,536
                                        ==========     ==========

Accumulated depreciation,
     depletion and amortization........ $ 318,111      $ 310,897
                                        ==========     ==========


     COSTS INCURRED. The following table presents costs incurred by the Company, all in the United States, in oil and gas property acquisition, exploration and development activities:

                                                 Year Ended December 31,
                                           2000           1999           1998
                                           ----           ----           ----
                                                     (In thousands)
Property acquisition:
     Unproved properties............... $       -      $       -      $   3,627
     Proved properties.................     6,917          1,092          7,614
Exploration............................       789          1,461          3,460
Development............................    10,783          4,101          7,626
                                        ----------     ----------     ----------
                                        $  18,489      $   6,654      $  22,327
                                        ==========     ==========     ==========

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

                                                 Year Ended December 31,
                                           2000           1999           1998
                                           ----           ----           ----
                                                     (In thousands)
Revenues............................... $  80,865      $  47,826      $  48,538
Production (lifting) costs.............    30,436         22,875         25,703
Depreciation, depletion and
     amortization......................     7,213          6,525         11,589
Impairment of oil & gas
     properties........................         -              -        102,167
                                        ----------     ----------     ----------
                                           43,216         18,426        (90,921)
Income tax expense (benefit)...........    15,558          6,265        (30,913)
                                        ----------     ----------     ----------
Results of operations (excluding
     corporate overhead and interest
     cost)............................. $  27,658      $  12,161      $ (60,008)
                                        ==========     ==========     ==========

     Included in the 1998 amounts above are $1.3 million of revenues and $0.1 million of production costs from the production of the Company's fee mineral interests which were sold in December 1998.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES. The accompanying table presents a standardized measure of discounted future net cash flows relating to the production of the Company's estimated proved oil and gas reserves at the end of 2000 and 1999. The method of calculating the standardized measure of discounted future net cash flows is as follows:

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

                                               December 31,
                                           2000           1999
                                           ----           ----
                                            (In thousands)
Future cash inflows.................... $1,194,169     $  908,940
Future production costs................    411,678        335,742
Future development costs...............     14,831         15,630
Future income tax expenses.............    233,079        155,324
                                        -----------    -----------
Future net cash flows..................    534,581        402,244
10% annual discount for estimated
     timing of cash flows..............    254,919        196,846
                                        -----------    -----------
Standardized measure of discounted
     future net cash flows relating
     to proved oil and gas reserves.... $  279,662     $  205,398
                                        ===========    ===========

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

     CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS. The table below presents a reconciliation of the aggregate change in standardized measure of discounted future net cash flows:

                                                 Year Ended December 31,
                                           2000           1999           1998
                                           ----           ----           ----
                                                     (In thousands)
Sales and transfers, net of production
     costs............................. $ (50,429)     $ (24,951)     $ (22,836)
Net changes in prices and production
     costs.............................   113,507        242,115        (56,084)
Extensions and discoveries, net of
     future production and development
     development costs.................    19,831          9,829         12,775
Purchases of minerals in place.........    13,284          4,348          6,586
Sales of minerals in place.............         -         (5,047)         1,425
Previously  estimated  development
     costs incurred during the period..      (717)          (546)           (30)
Revisions of quantity estimates........    (4,673)        47,181        (20,512)
Accretion of discount..................    20,540          6,133         13,958
Net change in income taxes.............   (42,618)       (79,014)        21,017
Changes in production rates (timing)
     and other.........................     5,539        (55,978)       (34,546)
                                        ----------     ----------     ----------

    Net change......................... $  74,264      $ 144,070      $ (78,247)
                                        ==========     ==========     ==========

     The Company's oil and gas exploration and production activities are conducted entirely within the United States by HPC and are concentrated in Wyoming and along the Gulf Coast, both onshore and offshore. At December 31, 2000, the Company's estimated proved reserves were 34.8 MMBO and 39.1 BCF of gas. The Company's major producing properties include Salt Creek, Elk Basin, and Main Pass 64. These three major fields represent 31.4 MMBOE, or 76% of the Company's total proved reserves. Substantially all of the Company's oil and natural gas production is sold on the spot market or pursuant to contracts priced according to the spot market.

     Description of Significant Properties

     Salt Creek. The Company owns and operates the Salt Creek field located in the Powder River Basin in Natrona County, Wyoming. The Company's working interest varies from 71.8% to 100% in this multi-pay field. The field underwent primary development beginning in 1908. In the 1960's, a waterflood was installed in the "Light Oil Unit" ("LOU") which is unitized from the surface to the base of the Sundance 3 formation. There are currently 726 producing wells and 584 injection wells located in the LOU on a flood pattern of approximately five acre well spacing. As of December 31, 2000, the field was producing 3,397 barrels per day of sweet crude oil, 177 barrels per day of sour crude and 36 barrels per day of NGLs net to the Company. The most prolific producing formation in the LOU is the Wall Creek 2 at a depth of 1,500 feet. It has produced approximately 390 MMBO from an original estimated 950 MMBO in place. In addition, the field has produced another 269 MMBO from multiple horizons varying in depth down to 4,000 feet.

     The Company continues to actively pursue opportunities to optimize this massive waterflood. A balanced program of establishing effective injection rates and pressures within waterflood patterns has been combined with appropriate artificial lift enhancements. In addition, recompletions of shut-in or plugged wellbores into minor horizons have been successful and more are planned in 2001. These low cost exploitation activities have eliminated the production decline in the field over the last three years.

     Elk Basin. The Company owns and operates the Elk Basin field, located in the Bighorn Basin in Park County, Wyoming and Carbon County, Montana. The productive horizons range in depth from 1,700 feet to 6,000 feet, with the majority of the production coming from the Embar-Tensleep and the Madison formations. As of December 31, 2000, the field was producing 1,746 barrels per day of oil and 180 barrels per day of NGLs net to the Company from 229 producing wells and 72 injecting wells.

     The Embar-Tensleep reservoir was under flue gas injection pressure-maintenance from 1949 until 1974 when injection into the gas cap was discontinued. The Company re-established flue gas injection to initiate an increase in reservoir pressure in 1998. Pressure monitoring wells in the gas cap indicate that the reservoir pressure increased throughout the year. Through a combination of increasing reservoir pressure and continued successful capital and expense projects in the field, production from the Embar-Tensleep reservoir remained essentially flat throughout the year.

     The Company has plans to drill additional Embar-Tensleep wells in 2001 which are intended to serve as both in-fill and down-dip extension tests on the west flank of the structure.

     The Madison formation, a heterogeneous carbonate reservoir with an interval thickness of 800 feet, is currently under waterflood. This reservoir remains a significant source for potential production uplift through in-fill drilling, horizontal re-entry of existing producing wellbores, or enhanced secondary and tertiary recovery methods. The Company's technical staff is presently studying the formation to determine the most economical means of exploiting this resource.

     Main Pass Block 64. Main Pass is located in federal waters offshore Louisiana about 70 miles southeast of New Orleans. The Company, as operator, discovered oil and gas upon drilling a test well in 1982. In 1989, the Company unitized portions of Main Pass blocks 64 and 65, covering the main pay sand (the "7,300' Sand Unit") and implemented a waterflood project to repressure the 7,300' Sand Unit. Through continued drilling, additional acquisitions and field unitization, the Company currently has a working interest which averages approximately 80% in 24 gross wells, including 5 injection wells. Gross cumulative production from the 7,300' Sand Unit over almost 18 years has totaled
12.0 MMBO and 27.0 BCF of natural gas. As of December 31, 2000, daily net production was approximately 530 barrels of oil.

     Unproven Properties. The Company acquired significant oil and gas properties from Amoco Production Company in 1997. A portion of the acquisition cost was allocated to an oil property that is a potential CO2 flood candidate. In light of the unusually low oil price environment for nearly two years following the acquisition, limited evaluation work was done during that period. With the strong rebound of oil prices, Company personnel and consultants are now studying the properties to determine the feasibility of such a project. It is expected that during the next year management will have enough information to make an informed judgment about whether to implement the CO2 flood project.

     At December 31, 2000, $14.6 million attributable to this property is included in unproven properties on the balance sheet. If the evaluation determines that the CO2 flood project is not feasible, the associated costs will be transferred to the full cost pool and would result in increasing depletion expense by approximately 15% in future periods. The Company has not recognized any proved reserves attributable to the CO2 potential of this property. If the Company decides to go forward with the project, one or more successful pilot programs will be necessary in order to record any proved reserves. It is expected that the development costs would be funded from cash flow from operations.

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

     None.

                              Part II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
         Matters

     Howell  Corporation  common stock is traded on the New York Stock Exchange.
Symbol: HWL

                                                                 Cash
                                                    Price      Dividends
          For quarter  ended                   High     Low        $
          ------------------                   ----     ---      ----
          March 31, 1999...................    3.94     1.75     0.04
          June 30, 1999....................    5.75     3.25     0.04
          September 30, 1999...............    7.50     5.00     0.04
          December 31, 1999................    6.63     5.38     0.04
          March 31, 2000...................    7.44     5.56     0.04
          June 30, 2000....................   10.31     6.50     0.04
          September 30, 2000...............   13.63     9.13     0.04
          December 31, 2000................   13.38    11.13     0.04

     Approximate number of equity shareholders as of December 31, 2000: 1,800.

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

     Subsequent Event

     On January 30, 2001, the Company declared a 10% stock dividend to be paid on March 22, 2001, for common shareholders of record on March 8, 2001. The number of common shares outstanding will increase by 10% when the dividend is paid. Additionally, the price at which the convertible preferred stock may be converted into common shares will be reduced from $16.50 to approximately $15.00 after the dividend. See Note 11 of Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

     The information below is presented in order to highlight significant trends in the Company's results from continuing operations and financial condition. See Consolidated Financial Statements and Notes thereto.

                                       Year Ended December 31, (1) (2)
                                 2000      1999     1998(3)    1997      1996
                                 ----      ----     -------    ----      ----
                                   (In thousands, except per share amounts)
Revenues from continuing
     operations.............. $ 81,065  $ 48,310  $ 51,422  $ 34,663  $ 33,868
                              --------- --------- --------- --------- ---------
Net earnings (loss) from
     continuing operations... $ 21,443  $  4,945  $(68,076) $  2,887  $    864
                              --------- --------- --------- --------- ---------
Basic earnings (loss) per
     common share from
     continuing operations... $   3.48  $   0.46  $ (12.89) $   0.09  $  (0.31)
                              --------- --------- --------- --------- ---------
Diluted earnings (loss) per
     common share from
     continuing operations... $   2.75  $   0.46  $ (12.89) $   0.09  $  (0.31)
                              --------- --------- --------- --------- ---------
Property, plant and
     equipment, net.......... $105,160  $ 93,046  $121,634  $226,228  $103,495
                              --------- --------- --------- --------- ---------
Total assets................. $125,414  $117,983  $166,291  $268,122  $148,768
                              --------- --------- --------- --------- ---------
Long-term debt............... $ 67,000  $ 82,000  $102,000  $117,000  $ 20,581
                              --------- --------- --------- --------- ---------

Shareholders' equity......... $ 38,919  $ 20,680  $ 26,871  $ 97,639  $ 90,048
                              --------- --------- --------- --------- ---------
Cash dividends per common
     share................... $   0.16  $   0.16  $   0.16  $   0.16  $   0.16
                              --------- --------- --------- --------- ---------
Cash dividends per preferred
     share................... $   3.50  $   3.50  $   3.50  $   3.50  $   3.50
                              --------- --------- --------- --------- ---------

-----------

(1) See Note 2 of Notes to Consolidated Financial Statements regarding the 1997 sale of the technical fuels and chemical processing operations.
(2) See Notes 2 and 5 of Notes to Consolidated Financial Statements regarding the 1999 impairment and sale and the 1996 sale, contribution and conveyance of crude oil gathering and marketing, pipeline, and transportation operations.
(3) Includes $102,167 (pre-tax) charge for impairment of oil and gas properties in 1998.

Summarized below are the Company's quarterly financial data for 2000 and 1999.

                                                     2000 Quarters
                                          First    Second     Third    Fourth
                                          -----    ------     -----    ------
                                        (In thousands, except per share amounts)
Revenues from continuing operations..   $ 18,276  $ 18,789  $ 21,300  $ 22,700
Earnings from continuing operations
     before income taxes.............      6,985     7,306     8,916    10,297
Net earnings from continuing
     operations......................      4,540     4,678     5,634     6,591
Net earnings from continuing
     operations per share - basic....       0.71      0.74      0.91      1.09
Net earnings from continuing
     operations per share - diluted..       0.59      0.60      0.72      0.84



                                                   1999 Quarters (1)
                                          First    Second     Third   Fourth(2)
                                          -----    ------     -----   ---------
                                        (In thousands, except per share amounts)
Revenues from continuing operations..   $  8,878  $  1,182  $ 13,368  $ 14,882
Earnings (loss) from continuing
     operations before income taxes..     (2,598)    1,814     3,567     4,803
Net earnings (loss) from continuing
     operations......................     (1,724)    1,178     2,338     3,153
Net earnings (loss) from
     discontinued operations.........      1,307      (103)      (93)   (8,956)
                                        --------- --------- --------- ---------
Net earnings (loss)..................   $   (417) $  1,075  $  2,245  $ (5,803)
                                        ========= ========= ========= =========

Net earnings (loss) from continuing
     operations per share - basic....   $  (0.43) $   0.10  $   0.32  $   0.47
Net earnings (loss) from
     discontinued operations per
     share - basic...................       0.25     (0.01)    (0.02)    (1.64)
                                        --------- --------- --------- ---------
Net earnings (loss)..................   $  (0.18) $   0.09  $   0.30  $  (1.17)
                                        ========= ========= ========= =========

Net earnings (loss) from continuing
     operations per share - diluted..   $  (0.43) $   0.10  $   0.30  $   0.41
Net earnings (loss) from
     discontinued operations per
     share - diluted.................       0.25     (0.01)    (0.01)    (1.17)
                                        --------- --------- --------- ---------
Net earnings (loss)..................   $  (0.18) $   0.09  $   0.29  $  (0.76)
                                        ========= ========= ========= =========

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

RESULTS OF CONTINUING OPERATIONS

     The Company's business is oil and gas exploration, production, acquisition and development. Results of continuing operations for the three years ended December 31, 2000, are discussed below. See Note 2 of Notes to Consolidated Financial Statements.

     Oil and Gas Production

                                                 Year Ended December 31,
                                           2000           1999           1998
                                           ----           ----           ----
                                                     (In thousands)
Revenues:
Sales of oil and natural gas........... $  80,865      $  47,826      $  48,538
Sales of LaBarge other products........         -            180          1,685
Gas marketing..........................         -             83            758
Minerals leasing and other.............       200            221            441
                                        ----------     ----------     ----------
     Total revenues.................... $  81,065      $  48,310      $  51,422
                                        ==========     ==========     ==========

Operating profit (loss) ............... $  39,647      $  14,752      $ (93,659)
                                        ==========     ==========     ==========

Operating information:
Average net daily production:
    Oil and NGL (BBLs) ................     7,745          7,789          9,705
    Natural gas (MCF)..................     7,735          8,203         12,750

Average sales prices:
    Oil and NGL (per BBL) (includes
     effect of hedging)................ $   25.03      $   14.77      $   11.26
    Natural gas (per MCF).............. $    3.50      $    1.94      $    1.86

     Revenues

     During 2000, revenues increased 68% when compared to the year ended 1999. The increase was primarily due to a 69% increase in average oil and NGL prices and an 80% increase in average natural gas prices. These were partially offset by a 6% decrease in natural gas production as a result of the Company's sale of the LaBarge property in early 1999. See Note 2 of Notes to Consolidated Financial Statements.

     Revenues decreased 6% during 1999 when compared to the year ended 1998 primarily due to a 20% decrease in oil production and a 36% decrease in natural gas production as a result of the Company's sale of the LaBarge, Grass Creek, and Pitchfork properties in early 1999. The decrease was partially offset by a 31% increase in average oil prices.

     Operating Profit

     During 2000, operating profits increased $24.9 million primarily as a result of increased average energy prices. The increase was partially offset by a $7.6 million increase in operating expenses primarily due to higher severance and production taxes of $4.3 million. Operating profits were also offset by an 11% increase in amortization expense.

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

     Howell's average realized oil price, including hedging but excluding NGLs, for 2000 was $25.22 per barrel as compared to $14.95 per barrel in 1999.

     Interest Expense

     Interest expense decreased $1.0 million in 2000 as a result of a decrease in long-term debt. The Company reduced debt by $15.0 million during 2000 as a result of cash flows from continuing operations of $38.4 million. The sale of LLC for $3.0 million also contributed to the reduced debt.

     During 1999, interest expense decreased $3.7 million from 1998 as a result of a decrease in debt. The Company reduced debt by $42.0 million during 1999 as a result of the Company's sale of non-integral properties for $28.7 million, a tax refund of $5.7 million, the sale of its right to participate in the future profits of the technical fuels business for $2.0 million, and other cash provided by continuing operations of $5.7 million.

     See Notes 2 and 6 of Notes to Consolidated Financial Statements.

     Provision for Income Taxes

     The Company's effective tax rate of 36% reflects the statutory federal rate plus state income taxes.

RESULTS FROM DISCONTINUED OPERATIONS

     Crude Oil Marketing & Transportation

     During the first quarter of 2000, the Company sold its 46% interest in LLC for $3.0 million. The proceeds from the sale were used to reduce debt. During 1999, crude oil marketing and transportation incurred a pre-tax loss of $13.8 million. The loss is primarily a result of the impairment of the investment in Genesis to market value. There were no revenues or operating profits in the crude oil marketing and transportation operation during 1998 as a result of the sale of that business in 1996. As a result of the Company's direct and indirect interest in Genesis, the Company recognized pre-tax net earnings in Genesis of $0.4 million during 1998.

     Technical Fuels and Chemical Processing

     In 1997, the Company sold substantially all of the assets of its technical fuels and chemical processing business. In connection with the transaction, the Company agreed not to engage in any competing business for a five-year period after the closing. The Company has given and received environmental and other indemnities. Claims could arise in the future that would require the Company to perform under those indemnities. As additional consideration for the sale, the Company retained the right to participate in the future earnings of the business. On January 4, 1999, the Company sold that right for $2.0 million. The sale and the results of operations of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements.

     These results have been reclassified as discontinued operations. See Notes 2, 4 and 5 of Notes to Consolidated Financial Statements. There is no allocated interest as interest expense incurred was strictly for the oil and gas business. The following table presents the detail of net income (loss) from discontinued operations as presented on the Consolidated Statements of Operations:

                                                 Year Ended December 31,
                                           2000           1999           1998
                                           ----           ----           ----
                                                     (in thousands)
Discontinued operations:
   Net earnings (loss) of Genesis (less
     applicable income taxes of
     $(4,702) and $133 for 1999
     and 1998, respectively)........... $       -      $  (9,129)     $     257
   Net earnings from technical fuels
     (less applicable income taxes of
     $752 and $350 for 1999 and 1998,
     respectively).....................         -          1,284            266
                                        ==========     ==========     ==========
Net earnings (loss) from discontinued
     operations........................ $       -      $  (7,845)     $     523
                                        ==========     ==========     ==========

LIQUIDITY AND CAPITAL RESOURCES

     Credit Facility

     The Company entered into an Amended and Restated Credit Agreement effective December 1, 1998 ("Credit Facility"). The Credit Facility is comprised of two tranches. Tranche A is a revolving credit facility with a termination date no later than December 15, 2002. The Borrowing Base under Tranche A is $100 million and is redetermined semi-annually by the bank. Availability can be affected dramatically based upon the volatility of oil and gas prices. Tranche B was a term loan which was repaid in March 1999.

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

     As of December 31, 2000, Tranche A bore interest at 8.75% per annum on $62.0 million and 9.75% on $5.0 million for the Libor and Base Rate portions, respectively.

     Other

     At December 31, 2000 the Company had working capital of $1.3 million. In 2000, cash provided from operating activities was $38.1 million.

     In 1993, the Company issued 690,000 shares of $3.50 convertible preferred stock. The net proceeds from the sale were $32.9 million. Dividends on the convertible preferred stock are to be paid quarterly. Such dividends accrue and are cumulative.
The Company has paid all dividends on time.

     The Company currently anticipates spending approximately $0.1 million during fiscal years 2001 and 2002 at various facilities for capital and operating costs associated with ongoing environmental compliance and may continue to have expenditures in connection with environmental matters beyond fiscal year 2002. The Company spent $0.2 million on such expenditures in 2000. See Note 9 of Notes to Consolidated Financial Statements.

     The Company believes that its cash flow from operations, and amounts available under the Credit Facility, will be sufficient to satisfy its current liquidity and capital expenditure requirements. At December 31, 2000, the Company had cash and cash equivalents of $5.6 million, and $32.8 million available to it under the Credit Facility. A decline in the value of the Company's proved reserves could result in the bank reducing the Borrowing Base, thereby causing mandatory payments under the Credit Facility. While the Company does not expect this to occur in 2001, such payments would adversely affect the Company's ability to carry out its capital expenditure program and could cause the Company to recapitalize its debt through the public or private placement of securities.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, was amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS No. 133 as amended, is effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments and hedging activities that require an entity to recognize all derivatives as an asset or liability measured at its fair value. Depending on the intended use of the derivative, changes in its asset or liability measured at its fair value will be reported in the period of change as either a component of earnings or a component of other comprehensive income. Retroactive application to periods prior to adoption is not allowed. The Company has reviewed all of its contracts to determine which, if any, contain derivatives. As of January 1, 2001, the Company has only one derivative contract and it is accounted for and carried at market value. Therefore, upon adoption of SFAS No. 133, no transition adjustment will be recorded by the Company. The Company adopted SFAS No. 133 effective January 1, 2001 and no cumulative effect adjustment was required.

     The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101 issued by the Securities and Exchange Commission. The impact of adopting SAB No. 101 was not material to the Company.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     In order to mitigate the effects of future price fluctuations, the Company from time to time uses limited programs to hedge its production. Futures and options contracts are used as the hedging tools. Changes in the market value of the hedge transactions are deferred until the gain or loss is recognized on the hedged transactions. In addition, the Company may, on a limited basis, enter into market related commodity contracts which are marked-to-market.

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

     The Company entered into two hedging programs for 1999. The first program was a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices were $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program was a purchase of a put option and a sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices were $14.50 per barrel for the put option and $18.80 per barrel for the call option. There were no premiums associated with either of these programs. The strike price of the call options was exceeded, resulting in a reduction of revenues of $3.5 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the year ended December 31, 1999, would have increased from $14.95 to $16.23.

     The Company also entered into two hedging programs for the year 2000. The first program was a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices were $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program was a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices were $18.50 per barrel for the put option and $26.00 per barrel for the call option. Each program provided for monthly settlements and was based on monthly averages. There were no premiums associated with either program. The strike price of the call options was exceeded, resulting in a reduction of revenues of $7.9 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the year ended December 31, 2000, would have increased from $25.22 to $28.15.

     During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU per day for NYMEX contract months March through December 2001, allowing it to benefit should gas prices fall. The premium paid was $0.3 million and the market value of the position and its carrying value at December 31, 2000, was $0.2 million.

Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.



                             Part III

Item 10.  Directors and Executive Officers of the Registrant

     Regarding Directors, the information appearing under the caption "Election of Directors" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2001 Annual Shareholders' Meeting, is incorporated herein by reference. Regarding executive officers, information is set forth below.

     The executive officers are elected annually.

               Name          Age         Position
               ----          ---         --------
      Donald W. Clayton....  64  Chairman
      Richard K. Hebert....  49  President and Chief Executive Officer
      Allyn R. Skelton, II.  49  Vice President and Chief Financial Officer
      Robert T. Moffett....  49  Vice President, General Counsel and Secretary
      John E. Brewster, Jr.  50  Vice President, Corporate Development and
                                 Planning


     Mr. Donald W. Clayton was elected Chairman and Chief Executive Officer in May 1997. From 1993 to 1997, he was co-owner and President of Voyager Energy Corp. He formerly served as President and Director of Burlington Resources, Inc., and President and Chief Executive Officer of Meridian Oil, Inc. Prior to that, he was a senior executive with Superior Oil Company. Mr. Clayton remained Chairman of the Company when Mr. Hebert succeeded him as Chief Executive Officer in January 2001.

     Mr. Richard K. Hebert was elected President and Chief Operating Officer in May 1997. From 1993 to 1997, he was co-owner and Chief Executive Officer of Voyager Energy Corp. He formerly served as Executive Vice President and Chief Operating Officer of Meridian Oil, Inc., now Burlington Resources, Inc. Prior to that, he served in various engineering and management positions with Mobil Oil Corporation, Superior Oil Company and Amoco Production Company. Mr. Hebert assumed the additional duties of Chief Executive Officer in January 2001.

     Mr. Allyn R. Skelton, II, was elected Vice President and Chief Financial Officer of the Company in May 1999. Mr. Skelton was formerly Chief Financial Officer of Genesis Energy, L.P. Prior to that he was Chief Financial Officer of Howell Corporation.

     Mr. Robert T. Moffett was elected Secretary in October 1996, and Vice President and General Counsel in January 1994. He had served as General Counsel of the Company since September 1992. Prior to that, Mr. Moffett was a general partner in the firm of Moffett & Brewster.

     Mr. John E. Brewster, Jr. was elected Vice President, Corporate Development & Planning in May 1997. Prior to that he was a consultant to Voyager Energy Corp. He has held senior management positions with Santa Fe Minerals, Inc., Odyssey Energy, Inc., and Trafalgar House Oil & Gas Inc., and was a general partner in the firm of Moffett & Brewster.

     Regarding delinquent filers pursuant to Item 405 of Regulation S-K, the information appearing under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2001 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 11.  Executive Compensation

     The information appearing under the captions "Compensation of Executive Officers" and "Certain Transactions" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2001 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the caption "Security Ownership of Management and Certain Beneficial Owners" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2001 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information appearing under the caption "Certain Transactions" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2001Annual Shareholders' Meeting, is incorporated herein by reference.

                              Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report (see page 20).

     (a) (3) and (c). The response to this portion of Item 14 is submitted as a separate section of this report (see page 37).

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

                                   Date:   February 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Signature                   Title                Date





                                 Principal Executive
   /s/  DONALD W. CLAYTON        Officer and Director  February 26, 2001
-------------------------------
        Donald W. Clayton
            Chairman

                                 Principal Executive
   /s/  RICHARD K. HEBERT        Officer and Director  February 26, 2001
-------------------------------
        Richard K. Hebert
            President
               and
     Chief Executive Officer

   /s/   PAUL N. HOWELL                Director        February 26, 2001
-------------------------------
         Paul N. Howell

   /s/   JACK T. TROTTER               Director        February 26, 2001
-------------------------------
         Jack T. Trotter

   /s/   RONALD E. HALL                Director        February 26, 2001
-------------------------------
         Ronald E. Hall

                       HOWELL CORPORATION AND SUBSIDIARIES


                                    FORM 10-K

                           ITEMS 8, 14(a) (1) and (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

                                                                    Page
      Independent Auditors' Report.................................. 21
      Consolidated Financial Statements:
        Consolidated Balance Sheets................................. 22
        Consolidated Statements of Operations....................... 23
        Consolidated Statements of Changes in Shareholders' Equity.. 24
        Consolidated Statements of Cash Flows....................... 25
        Notes to Consolidated Financial Statements.................. 26


      The financial statement schedules are omitted because they are not applicable, are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To Howell Corporation:

     We have audited the accompanying consolidated balance sheets of Howell Corporation and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Howell Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with auditing principles generally accepted in the United States of America.













DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2001

                       HOWELL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                    December 31,
                                                  2000       1999
                                                  ----       ----
                                         (In thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents................  $   5,553   $   2,112
   Trade accounts receivable, less allowance
      for doubtful accounts of $66 in 2000
      and $161 in 1999......................     12,515      10,978
   Income tax receivable - federal..........        705           -
   Deferred income taxes....................         59       2,027
   Other current assets.....................        750       2,440
                                              ----------  ----------
      Total current assets..................     19,582      17,557
                                              ----------  ----------
Property, plant and equipment:
   Oil and gas properties, utilizing the
      full cost method of accounting........    401,851     382,393
   Unproven properties......................     20,174      21,143
   Other....................................      3,737       2,759
   Less accumulated depreciation, depletion
      and amortization......................   (320,602)   (313,249)
                                              ----------  ----------
      Net property, plant and equipment.....    105,160      93,046
                                              ----------  ----------
Other assets................................        672         780
Deferred income taxes.......................          -       3,600
Assets related to discontinued operations...          -       3,000
                                              ==========  ==========
      Total assets..........................  $ 125,414   $ 117,983
                                              ==========  ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable.........................  $  12,880   $  10,513
   Accrued liabilities - oil and gas
      properties............................      2,521       1,097
   Accrued liabilities - other..............      2,605       2,837
   Income taxes payable - state.............        319         140
                                              ----------  ----------
      Total current liabilities.............     18,325      14,587
                                              ----------  ----------
Deferred income taxes.......................        625           -
                                              ----------  ----------
Other liabilities...........................        545         716
                                              ----------  ----------
Long-term debt..............................     67,000      82,000
                                              ----------  ----------
Commitments and contingencies Shareholders'
   equity:
   Preferred stock, $1 par value; 690,000
      shares issued and Outstanding;
      liquidation value of
      $34,500,000...........................        690         690
   Common stock, $1 par value; 5,524,907
      shares issued and outstanding
      in 2000 (5,471,782 shares in 1999) -
      see Note 11...........................      5,525       5,472
   Additional paid-in capital...............     41,079      40,829
   Deferred compensation....................       (209)          -
   Retained deficit.........................     (8,166)    (26,311)
                                              ----------  ----------
      Total shareholders' equity............     38,919      20,680
                                              ----------  ----------
      Total liabilities and shareholders'
        equity..............................  $ 125,414   $ 117,983
                                              ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                       HOWELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                     Year Ended December 31,
                                                  2000       1999        1998
                                                  ----       ----        ----
                                           (In thousands, except per share amounts)

Revenues....................................  $  81,065   $  48,310   $  51,422
                                              ----------  ----------  ----------

Costs and expenses:
   Operating expenses.......................     30,436      23,093      27,764
   Depreciation, depletion and
      amortization..........................      7,353       6,671      11,703
   Impairment of oil and gas properties.....          -           -     102,167
   General and administrative expenses......      3,629       3,794       3,447
                                              ----------  ----------  ----------
                                                 41,418      33,558     145,081
                                              ----------  ----------  ----------
Other income (expense):
   Interest expense.........................     (6,283)     (7,329)    (10,997)
   Interest income..........................        142         118         111
   Other-net................................         (2)         45          (1)
                                              ----------  ----------  ----------
                                                 (6,143)     (7,166)    (10,887)
                                              ----------  ----------  ----------
Earnings (loss) from continuing operations
      before income taxes...................     33,504       7,586    (104,546)
Income tax expense (benefit) ...............     12,061       2,641     (36,470)
                                              ----------  ----------  ----------
Net earnings (loss) from continuing
      operations............................     21,443       4,945     (68,076)

Discontinued operations:
   Net earnings (loss) (less applicable
      income taxes of  $(3,950) and $483
      for 1999 and 1998, respectively)......          -      (7,845)        523
                                              ----------  ----------  ----------
Net earnings (loss).........................     21,443      (2,900)    (67,553)
   Less: cumulative preferred stock
      dividends.............................     (2,415)     (2,415)     (2,415)
                                              ----------  ----------  ----------
Net earnings (loss) applicable to common
      stock.................................  $  19,028   $  (5,315)  $ (69,968)
                                              ==========  ==========  ==========

Basic earnings (loss) per common share - see
  Note 11:
   Continuing operations....................  $    3.48        0.46      (12.89)
   Discontinued operations..................          -       (1.43)       0.10
                                              ----------  ----------  ----------
   Net earnings (loss) per common share -
      basic.................................  $    3.48   $   (0.97)  $  (12.79)
                                              ==========  ==========  ==========

Weighted average shares outstanding -
   basic....................................      5,473       5,472       5,470
                                              ==========  ==========  ==========

Diluted earnings (loss) per common share -
  see Note 11:
   Continuing operations....................  $    2.75   $    0.46   $  (12.89)
   Discontinued operations..................          -       (1.42)       0.10
                                              ----------  ----------  ----------
   Net earnings (loss) per common share -
      diluted...............................  $    2.75   $   (0.96)  $  (12.79)
                                              ==========  ==========  ==========

Weighted average shares outstanding -
   diluted..................................      7,786       5,554       5,470
                                              ==========  ==========  ==========

   See accompanying Notes to Consolidated Financial Statements.

                                              HOWELL CORPORATION AND SUBSIDIARIES
                                   Consolidated Statements of Changes in Shareholders' Equity

                                                                                        Additional              Retained
                                                Preferred Stock        Common Stock       Paid-In    Deferred   Earnings
                                                Shares        $       Shares       $      Capital  Compensation (Deficit)    Total
                                                ------        -       ------       -      -------  ------------ ---------    -----
                                                                     (In thousands, except number of shares)

Balances, December 31, 1997.................    690,000  $    690   5,464,642  $  5,465   $ 40,760   $      -   $ 50,724   $ 97,639
   Net earnings - 1998......................          -         -           -         -          -          -    (67,553)   (67,553)
   Cash dividends - $0.16 per Common share..          -         -           -         -          -          -       (876)      (876)
   Cash dividends - $3.50 per Preferred
      share.................................          -         -           -         -          -          -     (2,415)    (2,415)
   Common stock issued to employees upon
      exercise of stock options.............          -         -       7,140         7         69          -          -         76
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balances, December 31, 1998.................    690,000  $    690   5,471,782  $  5,472   $ 40,829   $      -   $(20,120)  $ 26,871
   Net earnings - 1999......................          -         -           -         -          -          -     (2,900)    (2,900)
   Cash dividends - $0.16 per Common share..          -         -           -         -          -          -       (876)      (876)
   Cash dividends - $3.50 per Preferred
      share.................................          -         -           -         -          -          -     (2,415)    (2,415)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balances, December 31, 1999.................    690,000  $    690   5,471,782  $  5,472   $ 40,829   $      -   $(26,311)  $ 20,680
   Net earnings - 2000......................          -         -           -         -          -          -     21,443     21,443
   Cash dividends - $0.16 per Common share..          -         -           -         -          -          -       (883)      (883)
   Cash dividends - $3.50 per Preferred
      share.................................          -         -           -         -          -          -     (2,415)    (2,415)
   Common stock issued to employees:
      Upon exercise of stock options........          -         -       3,125         3         22          -          -         25
      Restricted............................          -         -      50,000        50        228       (209)         -         69
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balances, December 31, 2000.................    690,000   $   690   5,524,907  $  5,525   $ 41,079   $   (209)  $ (8,166)  $ 38,919
                                              =========  =========  =========  =========  =========  =========  =========  =========

 See accompanying Notes to Consolidated Financial Statements.

                       HOWELL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                    Year Ended December 31,
                                                 2000        1999        1998
                                                 ----        ----        ----
                                                        (In thousands)
OPERATING ACTIVITIES:
    Net earnings (loss) from
      continuing operations................   $  21,443   $   4,945   $ (68,076)
    Adjustments for non-cash items:
      Depreciation, depletion and
        amortization.......................       7,353       6,671     113,870
      Deferred income taxes................       6,348       2,548     (36,351)
      Other................................         (86)          -        (121)
                                              ----------  ----------  ----------
    Earnings from continuing operations
      plus non-cash operating items........      35,058      14,164       9,322
    Changes in components of working
      capital from operations:
      Increase in trade accounts
        receivable.........................      (1,537)     (1,749)     (6,005)
      Decrease (increase) in income
        tax receivable.....................        (705)      5,701       3,486
      Decrease (increase) in other
        current assets.....................       1,690      (1,863)      3,208
      Increase in accounts payable.........       2,350       1,882       6,514
      Increase (decrease) in accrued
        and other liabilities..............       1,525      (2,017)        969
                                              ----------  ----------  ----------
    Cash provided by continuing
      operations...........................      38,381      16,118      17,494
    Cash provided by (utilized in)
      discontinued operations..............        (307)      1,315       2,077
                                              ----------  ----------  ----------
Cash provided by operating activities......      38,074      17,433      19,571
                                              ----------  ----------  ----------
INVESTING ACTIVITIES:
    Proceeds from the disposition of
      property.............................           -      28,715      13,333
    Additions to property, plant and
      equipment............................     (19,467)     (6,768)    (22,607)
    Deposit for Amoco Beaver Creek
      acquisition..........................           -           -      12,369
    Other, net.............................       3,107       2,152        (636)
                                              ----------  ----------  ----------
Cash provided by (utilized in)investing
    activities.............................     (16,360)     24,099       2,459
                                              ----------  ----------  ----------
FINANCING ACTIVITIES:
    Long-term debt:
      Repayments under credit
        facilities - net...................     (15,000)    (42,000)    (13,000)
    Cash dividends:
      Common shareholders..................        (883)       (876)       (876)
      Preferred shareholders...............      (2,415)     (2,415)     (2,415)
    Exercise of stock options..............          25           -          76
                                              ----------  ----------  ----------
Cash utilized in financing activities......     (18,273)    (45,291)    (16,215)
                                              ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS............................       3,441      (3,759)      5,815
CASH AND CASH EQUIVALENTS, BEGINNING
    OF YEAR................................       2,112       5,871          56
                                              ----------  ----------  ----------

CASH AND CASH EQUIVALENTS, END OF YEAR.....   $   5,553   $   2,112   $   5,871
                                              ==========  ==========  ==========

 See accompanying Notes to Consolidated Financial Statements.

                       HOWELL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Howell Corporation and its subsidiaries ("Howell" or "Company"). All significant intercompany accounts and transactions have been eliminated.

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

     Earnings Per Common Share

     Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and exercise of all outstanding stock options having exercise prices less than the average market price of the common stock using the treasury stock method. See Note 11.

     Consolidated Statements of Cash Flows

     Included in the statements of cash flows are cash equivalents defined as short-term, highly liquid investments that are readily convertible to cash and so near to maturity that their value would not change significantly because of changes in interest rates. The Company made cash payments for interest of $5,877,000, $7,318,000, and $10,184,000 in 2000, 1999 and 1998, respectively. In
2000, 1999 and 1998, cash payments for income taxes totaled $6,346,000, $768,000, and $261,000, respectively.

     Disclosures About Fair Value of Financial Instruments

     The Company estimates that the carrying amount of its cash and cash equivalents and accounts receivable and payable and debt as reflected in its balance sheet approximates fair value.

     Stock Based Compensation

     The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

     Environmental Liabilities

     The Company provides for the estimated costs of environmental contingencies when liabilities are likely to occur and reasonable estimates can be made. In accordance with full cost accounting rules, the Company provides for future environmental clean-up costs associated with oil and gas activities as a component of its depreciation, depletion and amortization expense. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to expense as incurred. See Note 9.

     Derivatives

     In order to mitigate the effects of future price fluctuations, the Company has used a limited program of hedging its production. Futures and options contracts are used as the hedging tools. Changes in the market value of the hedge transactions are deferred until the gain or loss is recognized on the hedged transactions.

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

     The Company entered into two hedging programs for 1999. The first program was a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices were $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program was a purchase of a put option and a sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices were $14.50 per barrel for the put option and $18.80 per barrel for the call option. There was no premium associated with either of these programs. The strike price of the call options was exceeded resulting in a reduction of revenues of $3.5 million from what would have been received had no hedging programs been in place for 1999. Without the options the average price per barrel of oil for the year ended December 31, 1999, would have increased from $14.95 to $16.23.

     The Company also entered into two hedging programs for the year 2000. The first program was a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices were $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program was a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices were $18.50 per barrel for the put option and $26.00 per barrel for the call option. There were no premiums associated with either program. The strike price of the call options was exceeded resulting in a reduction of revenues of $7.9 million from what would have been received had no hedging programs been in place for 2000. Without the options the average price per barrel of oil for the year ended December 31, 2000, would have increased from $25.22 to $28.15.

      During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU per day for NYMEX contract months March through December 2001, allowing it to benefit should gas prices fall. The premium paid was $0.3 million and the market value of the position and its carrying value at December 31, 2000, was $0.2 million.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 effective January 1, 2001. The Company has reviewed all of its contracts to determine which, if any, contain derivatives. As of January 1, 2001, the Company has only one derivative contract and it is accounted for and carried at market value. Therefore, upon adoption of SFAS No. 133, no transition adjustment will be recorded by the Company.

     Revenue Recognition

     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is sold from those wells. Oil and gas sold in production operations is not significantly different from the Company's share of production.

     The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. Management does not believe that the Company had any material gas imbalances at December 31, 2000 or 1999.

     The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101 issued by the Securities and Exchange Commission. The impact of adopting SAB No. 101 was not material to the Company.

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

     Reclassifications

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Note 2. Acquisitions & Dispositions

2000

     During the second quarter of 2000, the Company purchased certain interests in the Salt Creek and Salt Creek South fields for $2.4 million. During the forth quarter of 2000, the Company purchased certain interests in the South Elk Basin field for $3.4 million.

     The Company sold its interest in Genesis Energy, L.L.C. ("LLC") during the first quarter of 2000 for $3.0 million. The proceeds from the sale were used to reduce debt. In addition, the subordinated limited partner units in Genesis Crude Oil, L.P. ("GCO") were eliminated in December 2000 as a result of a restructuring of GCO. The Company did not receive any proceeds for the subordinated units in GCO. No gain or loss was recognized on the sale or on the elimination of the subordinated units. See Note 5.

1999

     On January 4, 1999, the Company received $2.0 million when it sold its right to participate in the future earnings of its technical fuels and chemical processing business, which it sold in July 1997. The sale and the results of operations of the technical fuels and chemical processing business have been classified as discontinued operations in the accompanying consolidated financial statements. Discontinued operations includes an after-tax gain of $1.3 million for the year ended December 31, 1999, as a result of the sale.

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

     The properties sold during 1999 were not considered to be integral to the Company's future. The cumulative proceeds from these events, totaling $29.8 million, were used to reduce debt.
See Note 6.

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

Note 3.  Income Taxes

     A summary of the provision for income taxes (benefit) from operations included in the Consolidated Statements of Operations is as follows:

                                                    Year Ended December 31,
                                                 2000        1999        1998
                                                 ----        ----        ----
                                                        (In thousands)

     Current:
        Federal............................   $   5,395   $       -   $       -
        State..............................         318          93        (119)
     Deferred..............................       6,348       2,548     (36,351)
                                              ----------  ----------  ----------
     Income taxes from continuing
        operations.........................      12,061       2,641     (36,470)
     Income taxes from discontinued
        operations.........................           -      (3,950)        483
                                              ----------  ----------  ----------
                                              $  12,061   $  (1,309)  $ (35,987)
                                              ==========  ==========  ==========


     Deferred income taxes are provided on all temporary differences between financial and taxable income. The approximate tax effects of each significant type of temporary difference and carryforward were as follows:

                                              Year Ended December 31,
                                                 2000        1999
                                                 ----        ----
                                                  (In thousands)
Accrual of costs not deductible for tax....   $      59   $      55
Difference between book and tax bases in
    investment in Genesis..................           -       1,972
                                              ----------  ----------
    Net current deferred tax assets........   $      59   $   2,027
                                              ==========  ==========

Accrual of costs not deductible for tax....   $     196   $     381
Differences between book and tax bases of
    property, plant and equipment..........        (821)      2,541
Alternative minimum tax credit
    carryforwards..........................           -       1,265
Valuation allowance........................           -        (587)
                                              ----------  ----------
    Net non-current deferred assets
      (liabilities)........................   $    (625)  $   3,600
                                              ==========  ==========

     The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal income tax rate to the earnings from continuing operations before income taxes:

                                                    Year Ended December 31,
                                                 2000        1999        1998
                                                 ----        ----        ----
                                                        (In thousands)
Provision for income taxes at the
    statutory rate.........................   $  11,726   $   2,548   $ (35,505)
State income taxes.........................         318          93        (119)
Other......................................          17           -        (846)
                                              ----------  ----------  ----------
                                              $  12,061   $   2,641   $ (36,470)
                                              ==========  ==========  ==========

     As of December 31, 2000, the Company had no loss or credit carryforwards for federal income tax purposes.

Note 4.  Discontinued Operations

     The following table presents the detail of net income (loss) from discontinued operations (see Notes 2 and 5) as presented on the Consolidated Statements of Operations:

                                                    Year Ended December 31,
                                                 2000        1999        1998
                                                 ----        ----        ----
                                                        (In thousands)
Discontinued operations:
    Net earnings (loss) of Genesis (less
      applicable income taxes of $(4,702)
      and $133 for 1999 and 1998,
      respectively)........................   $       -   $  (9,129)  $     257
    Net earnings from technical fuels (less
      applicable income taxes of $752
      and $350 for 1999 and 1998,
      respectively)........................           -       1,284         266
                                              ----------  ----------  ----------
Net earnings (loss) from discontinued
    operations.............................   $       -   $  (7,845)  $     523
                                              ==========  ==========  ==========



Note 5.  Investment in Genesis

     In 1996, the Company conveyed the assets and business of its crude oil gathering and marketing operations and pipeline operations to GCO, a Delaware limited partnership. Howell received cash of approximately $74 million and 991,300 subordinated limited partner units of GCO. Additionally, the Company received 46% of LLC, a Delaware limited liability company which is the General Partner of GCO. Howell recognized a gain of approximately $13.8 million.

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

     With only a minority interest in LLC, Howell was not in a position to substantially influence management of GCO. Accordingly, the Company decided to dispose of its interests in GCO and LLC. The Company recorded an impairment charge of $13.5 million (pre-tax) to the carrying value of its investment and classified its operations as discontinued. During 1999, the investment in Genesis incurred a pre-tax loss of $13.8 million primarily as a result of the impairment charge. The loss is reflected in Discontinued Operations. See Note 4.

     The Company sold its interest in LLC during the first quarter of 2000 for $3.0 million. The proceeds from the sale were used to reduce debt. The subordinated limited partner units were eliminated in December 2000 as a result of a restructuring of GCO. The Company did not receive any proceeds for its subordinated units in GCO. No gain or loss was recognized on the sale or on the elimination of the subordinated units.

     Summarized financial information for GCO for the years ended December 31, 1999 and 1998, respectively, is as follows:

                                                 1999        1998
                                                 ----        ----
                                                  (In thousands)
      Revenues.............................   $2,161,012  $2,233,475
      Net income...........................   $    2,915  $    8,819
      Current assets.......................   $  274,712  $  185,211
      Property & equipment, net............   $   90,805  $   95,083
      Total assets.........................   $  380,587  $  297,168
      Current liabilities..................   $  272,677  $  183,233
      Partners' capital....................   $   84,110  $   98,135


Note 6.  Debt and Available Credit Facilities

   Debt of the Company under its $100 million revolving credit loan agreement, due in 2002, was $67 million and $82 million at December 31, 2000, and December 31, 1999, respectively.

     The Company entered into an Amended and Restated Credit Agreement effective December 1, 1998 ("Credit Facility"). The Credit Facility is comprised of two tranches. Tranche A is a revolving credit facility with a termination date no later than December 15, 2002. The Borrowing Base under Tranche A is $100 million and is redetermined semi-annually by the bank. Availability can be affected dramatically based upon the volatility of oil and gas prices. Tranche B was a term loan which was repaid in March 1999. The Company was required to pay commitment fees on the unused portion of Tranche A at a rate of 0.375% per annum while Tranche B was outstanding. After Tranche B was repaid, the commitment fee became based upon the Borrowing Base Utilization at a rate of 0.25% per annum if 25% or less of the borrowing base is used, 0.30% if more than 25% and less than or equal to 75% is used, and 0.375% if more than 75% is used.

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

     The Company reduced debt by $15.0 million during 2000 as a result of increased cash flows and the sale of the Company's interest in Genesis.

     As of December 31, 2000, Tranche A bore interest at 8.75% per annum on $62.0 million and 9.75% on $5.0 million for the Libor and Base Rate portions, respectively.

     At December 31, 2000, the Company had cash and cash equivalents of $5.6 million, and $32.8 million available to it under the Credit Facility. Should a decline in the value of the Company's proved reserves occur, the bank could reduce the borrowing base, thereby causing mandatory payments under the Credit Facility.

     The fair value of the Company's long-term debt at December 31, 2000 and 1999, was estimated to be the same as its carrying value in the balance sheet since all significant debt obligations bear interest at floating market rates.

Note 7.  Shareholders' Equity

     Preferred stock

     At December 31, 2000 and 1999, the Company had 3,000,000 shares of preferred stock authorized.

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

     Common stock

     At December 31, 2000 and 1999, the Company had 50,000,000 shares of common stock authorized. See Note 11.

     Restricted stock

     During 2000, 50,000 shares of restricted stock were awarded having a market value of $5.56 per share as of the award date. The total market value of such awards has been recorded as deferred compensation and is shown as a separate component of stockholder's equity and is amortized to expense over the vesting period.

     Employee stock options

     The Company maintains nonqualified stock option plans that allow the Company to grant stock options and other forms of equity-based incentives to the Company's executives, key employees, and non-employee directors. Stock options may be granted for periods up to 10 years and are generally subject to vesting over a period up to four years. At December 31, 2000, 123,450 shares were available for future option grants.

     Stock option activity for the Company during 2000, 1999 and 1998 was as follows:

                                   2000                 1999                 1998
                           -------------------  -------------------  --------------------
                                      Weighted             Weighted              Weighted
                                       Average              Average               Average
                            Number    Exercise   Number    Exercise   Number     Exercise
                           of Shares    Price   of Shares    Price   of Shares     Price
                           --------- ---------  ---------  --------- ---------  ---------
Stock options outstanding,
Beginning of year.........  534,826     $9.84    948,165     $13.06   936,030      $12.91
  Granted.................  205,700     $5.69    173,000     $ 2.81    33,250      $16.50
  Exercised...............   (3,125)    $2.13          -     $    -    (7,140)     $ 8.88
  Expired.................   (7,000)    $9.81    (27,964)    $ 8.33         -      $    -
  Forfeited...............   (2,500)   $13.13   (558,375)    $13.21   (13,975)     $13.13
                           ---------            ---------            ---------
Stock options outstanding,
    end of year...........  727,901     $8.69    534,826      $9.84   948,165      $13.06
                           =========            =========            =========

     At December 31, 2000, options were exercisable for 346,451 shares at a weighted average exercise price of $11.83. The range of exercise prices on outstanding options at December 31, 2000, was $2.13 to $18.75. The remaining contractual life of these options was approximately 6.8 years.

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation had been applied:


                                              2000         1999         1998
                                              ----         ----         ----

    Net earnings (loss)...............  $ 21,443,000  $(2,900,000) $(67,553,000)
    Fair value adjustment.............      (727,093)    (742,332)     (770,000)
                                        ------------- ------------ -------------

    Pro forma net earnings (loss).....  $ 20,715,907  $(3,642,332) $(68,323,000)
                                        ============= ============ =============
    Earnings  (loss)  per share as
      reported - basic................  $       3.48  $     (0.97) $     (12.79)
                                        ============= ============ =============
    Pro forma earnings  (loss) per
      share - basic...................  $       3.34  $     (1.11) $     (12.93)
                                        ============= ============ =============
    Earnings  (loss)  per share as
      reported - diluted..............  $       2.75  $     (0.96) $     (12.79)
                                        ============= ============ =============
    Pro forma earnings  (loss) per
      share - diluted.................  $       2.66  $     (1.09) $     (12.93)
                                        ============= ============ =============

     The weighted average fair value of options granted during 2000, 1999 and 1998 was $2.22, $3.12, and $7.94, respectively.

     Fair  value  of the  options  estimated  at  the  date  of  grant  using  a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions for 2000, 1999 and 1998.

                                              2000         1999         1998
                                              ----         ----         ----
    Weighted average expected life:          8.5 years    8.5 years    8.5 years
    Volatility factor:                      35.79%       51.97%       42.33%
    Dividend yield:                          2.83%        3.06%        1.00%
    Weighted average risk free interest:     6.63%        5.45%        3.64%

Note 8.  Litigation

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


Note 9.  Commitments and Contingencies

     The Company is subject to various contingencies including income taxes, environmental regulations and laws. Procedures exist within the Company to monitor compliance and assess the potential exposure of the Company. Management believes that such exposure is not materially adverse to its financial position, results of operations or cash flows of the Company.

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

     In 1997, the technical fuels and chemical processing business was sold. The Company retained liability for certain environmental claims for a period of five years, which management believes will not have a material impact on the financial position, results of operations or cash flows of the Company.

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

     Under the terms of the purchase agreement, Amoco has a right to purchase certain oil production from the properties acquired in the acquisition. Beginning March 1, 1998, for a fifteen-year period, Amoco has a right to purchase up to 4,000 barrels per day of sweet crude oil production net to the Company's interest from the acquired Salt Creek field. Beginning March 1, 1998, for a seven-year period, Amoco has a right to purchase 2,000 barrels per day of sour crude oil production net to the Company's interest from the acquired Elk Basin field. The prices paid to the Company have fluctuated based on market conditions.

     The Company occupies office and operational facilities and uses equipment under operating lease arrangements. Expense of these arrangements amounted to $0.5 million in 2000 and 1999 and $0.4 million in 1998. At December 31, 2000, long term commitments for lease of facilities and equipment totaled approximately $2.9 million, consisting of $0.7 million for each year 2001 through 2004, and $0.2 million thereafter.

Note 10.  Determination of Earnings per Incremental Share

     The following tables present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.

2000

                                                           Increase  in   Earnings per
                                             Increase in     Number of    Incremental
                                                Income        Shares         Share
                                             ------------  ------------  ------------
Options and restricted stock................           -       221,845             -
Dividends on convertible preferred stock.... $ 2,415,000     2,090,909         $1.16




                      Computation of Diluted Earnings per Share

                                                Income
                                            Available from
                                              Continuing      Common
                                              Operations      Shares      Per Share
                                             ------------  ------------  ------------
                                             $19,028,000     5,473,331         $3.48
Common stock options and restricted stock..            -       221,845             -
                                             ------------  ------------  ------------
                                              19,028,000     5,695,176          3.34    Dilutive

Dividends on convertible preferred stock...    2,415,000     2,090,909             -
                                             ------------  ------------  ------------
                                             $21,443,000     7,786,085         $2.75    Dilutive
                                             ============  ============  ============


     Note: Because diluted EPS from continuing operations decreases from $3.48 to $2.75 when common stock options, restricted stock and convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS from continuing operations is reported as $2.75.

1999

                                                           Increase  in   Earnings per
                                             Increase in     Number of    Incremental
                                                Income        Shares         Share
                                             ------------  ------------  ------------
Options and restricted stock................           -        81,830             -
Dividends on convertible preferred stock.... $ 2,415,000     2,090,909         $1.16


                      Computation of Diluted Earnings per Share

                                                Income
                                            Available from
                                              Continuing      Common
                                              Operations      Shares      Per Share
                                             ------------  ------------  ------------
                                             $ 2,530,000     5,471,782         $0.46
Common stock options.......................            -        81,830             -
                                             ------------  ------------  ------------
                                               2,530,000     5,553,612          0.46    Dilutive

Dividends on convertible preferred stock...    2,415,000     2,090,909             -
                                             ------------  ------------  ------------
                                             $ 4,945,000     7,644,521         $0.65    Antidilutive
                                             ============  ============  ============

     Note: Because diluted EPS from continuing operations increases from $0.46 to $0.65 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.46.

1998

                                                           Increase  in   Earnings per
                                             Increase in     Number of    Incremental
                                                Income        Shares         Share
                                             ------------  ------------  ------------
Options and restricted stock................           -        42,456             -
Dividends on convertible preferred stock.... $ 2,415,000     2,090,909         $1.16



                      Computation of Diluted Earnings per Share

                                               Loss from
                                              Continuing      Common
                                              Operations      Shares      Per Share
                                            -------------  ------------  ------------
                                            $(70,491,000)    5,470,021       $(12.89)
Common stock options.......................            -        42,456             -
                                            -------------  ------------  ------------
                                             (70,491,000)    5,512,477        (12.79)   Antidilutive

Dividends on convertible preferred stock...    2,415,000     2,090,909             -
                                            -------------  ------------  ------------
                                            $(68,076,000)    7,603,386       $ (8.95)   Antidilutive
                                            =============  ============  ============

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

Note 11.  Subsequent Event

     On January 30, 2001, the Company declared a 10% stock dividend to be paid on March 22, 2001, for common shareholders of record on March 8, 2001. The following table reflects pro forma earnings per common share for the periods presented as though the stock dividend had been paid on December 31, 2000.

                                                     Year Ended December 31,
                                                  2000        1999        1998
                                                  ----        ----        ----
                                                         (In thousands)
Basic earnings (loss) per common share:
    Continuing operations..................   $    3.16   $    0.42   $  (11.72)
    Discontinued operations................           -       (1.30)       0.09
                                              ----------  ----------  ----------
    Net earnings (loss) per common share
      - basic..............................   $    3.16   $   (0.88)  $  (11.63)
                                              ==========  ==========  ==========

Weighted average shares outstanding -
    basic..................................       6,021       6,019       6,017
                                              ==========  ==========  ==========

Diluted earnings (loss) per common share:
    Continuing operations..................   $    2.50   $    0.41   $  (11.72)
    Discontinued operations................           -       (1.28)       0.09
                                              ----------  ----------  ----------
    Net earnings (loss) per common share
      - diluted............................   $    2.50   $   (0.87)  $  (11.63)
                                              ==========  ==========  ==========

Weighted average shares outstanding -
    diluted................................       8,565       6,109       6,017
                                              ==========  ==========  ==========

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

Exhibit
Number  Description

2.1 Agreement and Plan of Merger dated August 22, 1997 by and among the Company, Howell Acquisition Corp. and Voyager Energy Corp.

2.2     Asset  Purchase  Agreement  dated  July  31,  1997 by and  among  Howell
        Hydrocarbons & Chemicals, Inc., the Company and Specified Fuels & Chemicals, L.L.C. - incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated August 11, 1997.

2.3 Purchase and Sale Agreement dated November 20, 1997, between Howell Petroleum Corporation and Amoco Production Company-incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated January 2, 1998.

2.4 Sale Agreement dated March 18, 1999 between Howell Petroleum Corporation and Marathon Oil Company incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated March 30, 1999.

3.1 *   Certificate of Incorporation, as amended, of the Company.

3.2 **  By-laws of the Company.

10.1 ** Howell Corporation 1988 Stock Option Plan.

10.2 ** First Amendment to the Howell Corporation 1988 Stock Option Plan.

10.3 ** Second Amendment to the Howell Corporation 1988 Stock Option Plan.

10.5 Third Amendment to the Howell Corporation 1998 Stock Option Plan (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1994).

10.6 ** Form of Indemnity Agreement by and between the Company and each of its directors and executive officers.

10.7 Amended and Restated Credit Agreement dated December 1, 1998 by and among Howell Petroleum Corporation as Borrower, Bank of Montreal as Agent, Nationsbank, N.A. as Syndication Agent, Union Bank of California, N.A., as Documentation Agent and the lenders signatory thereto.

10.8 ** United States Department of the Interior Bureau of Land Management Oil and Gas Lease of Submerged Lands under the Outer Continental Shelf Lands Act by and between the United States of America and Howell Petroleum Corporation effective as of December 1, 1981.

10.9 ** United States Department of the Interior Minerals Management Service Oil and Gas Lease of Submerged Lands under the Outer Continental Shelf
        Lands Act by and between the United States of America and Total Petroleum, Inc., effective as of July 1, 1983.

10.10 Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation dated as of December 13, 1993 (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1993).

Exhibit
Number  Description

10.11 First Amendment to Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation effective as of October 5, 1995 (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995).

10.12 Second Amendment to Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation effective as of November 21, 1995 (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995).

10.13 Howell Corporation 1997 Nonqualified Stock Option Plan incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 dated June 12, 1997.

10.14 Consent Statement to approve the acquisition of Voyager Energy Corp. and approve the increase of authorized Common Stock shares.

10.15   Howell   Corporation   Omnibus  Stock  Awards  and   Incentive   Plan  -
        incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-8 dated June
        23, 2000.

10.16 Howell Corporation Nonqualified Stock Option Plan for Non-Employee Directors - incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 dated June 23, 2000.

21 *    Subsidiaries of the Company.

23 *    Consent of Deloitte & Touche LLP.

                                   EXHIBIT 21

                               HOWELL CORPORATION

                             Parent and Subsidiaries



                                December 31, 2000

     The following is a list of all significant operating subsidiaries of the Company on December 31, 2000. Each of the subsidiaries is included in the Company's Consolidated Financial Statements.



                                                                Percentage of
                                                              Voting Securities
                                            Jurisdiction of         Held by
                                             Incorporation     Immediate Parent
                                             -------------     ----------------
   Howell Corporation .....................   Delaware                 -

   Howell Petroleum Corporation............   Delaware               100%

   *Howell Crude Oil Company...............   Delaware               100%

   *Howell Hydrocarbons & Chemicals, Inc...   Delaware               100%

   --------------------------
      *  Discontinued Operations

                                   EXHIBIT 23

                               HOWELL CORPORATION
                          Independent Auditors' Consent

To Howell Corporation:

      We consent to the incorporation by reference in Registration Statement Nos. 333-29089 and 333-40022 of Howell Corporation on Form S-8 of our report dated February 26, 2001, appearing in the Annual Report on Form 10-K of Howell Corporation for the year ended December 31, 2000.








DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2001