Form 10-Q
period 2001-03-31
HOWELL CORP /DE/
filed 2001-05-04
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                              Yes X       No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at April 30, 2001
-----------------------------                   -------------------------------
Common Stock, $1.00 par value                              6,084,173

================================================================================
                          This report contains 13 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX



                                                                        Page No.
Part I.  Financial Information

Item 1.  Consolidated Statements of Operations --
          Three months ended March 31, 2001 and 2000 (unaudited)......     3

         Consolidated Balance Sheets --
          March 31, 2001 (unaudited) and December 31, 2000............     4

         Consolidated  Statements  of Cash Flows -- Three  months
          ended March 31, 2001 and 2000 (unaudited)...................     5

         Notes to Consolidated Financial Statements (unaudited).......     6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     9


Part II. Other Information

Item 4.  Results of Votes of Security Holders.........................    12

Item 6.  Exhibits and Reports on Form 8-K.............................    12

                          PART I. FINANCIAL INFORMATION
                                    (ITEM 1)

================================================================================
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                             Three Months Ended March 31,
                                                   2001       2000
                                                (In thousands, except
                                                 per share amounts)

Revenues.......................................  $22,971   $18,276
                                                 --------  --------

Cost and expenses:
  Lease operating expenses.....................    8,702     6,812
  Depreciation, depletion, and amortization....    2,042     1,751
  General and administrative expenses..........    1,092     1,107
                                                 --------  --------
                                                  11,836     9,670
                                                 --------  --------

Operating Profit...............................   11,135     8,606
                                                 --------  --------

Other income (expense):
  Interest expense.............................   (1,260)   (1,667)
  Interest income..............................       25        46
  Other-net....................................      249         -
                                                 --------  --------
                                                    (986)   (1,621)
                                                 --------  --------

Earnings before income taxes...................   10,149     6,985
Income tax expense ............................    3,552     2,445
                                                 --------  --------

Net earnings ..................................    6,597     4,540
  Less: Preferred stock dividends..............     (604)     (604)
                                                 --------  --------

Net earnings applicable to common shares.......  $ 5,993   $ 3,936
                                                 ========  ========

Net earnings per common share - basic..........  $  0.99   $  0.65
                                                 ========  ========

Weighted average shares outstanding - basic....    6,026     6,073
                                                 ========  ========

Net earnings per common share - diluted........  $  0.77   $  0.53
                                                 ========  ========

Weighted average shares outstanding - diluted..    8,615     8,516
                                                 ========  ========

Cash dividends per common share................  $  0.04   $  0.04
                                                 ========  ========

See accompanying Notes to Consolidated Financial Statements.

===================================================================
CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries
-------------------------------------------------------------------

                                                    March 31,  December 31,
                                                       2001       2000
                                                   (Unaudited)

                                             (In thousands, except share data)
                   Assets

Current assets:
  Cash and cash equivalents.....................  $   5,647   $   5,553
  Trade accounts receivable, less allowance for
    doubtful accounts of $66 in 2001 and 2000...     10,987      12,515
  Income tax receivable.........................          -         705
  Deferred income taxes.........................         59          59
  Other current assets..........................        654         750
                                                  ----------  ----------
    Total current assets........................     17,347      19,582
                                                  ----------  ----------

Property, plant and equipment:
  Oil and gas properties, utilizing the full-
    cost method of accounting...................    326,345     401,851
  Unproven properties...........................     20,174      20,174
  Other.........................................      3,944       3,737
  Less accumulated depreciation, depletion and
    amortization................................   (237,002)   (320,602)
                                                  ----------  ----------
    Net property, plant and equipment...........    113,461     105,160
                                                  ----------  ----------
Other assets....................................        645         672
                                                  ----------  ----------
    Total assets................................  $ 131,453   $ 125,414
                                                  ==========  ==========


    Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable..............................  $  13,161   $  12,880
  Accrued liabilities - oil and gas properties..      1,594       2,521
  Accrued liabilities - other...................      2,146       2,605
  Income taxes payable..........................      2,179         319
                                                  ----------  ----------
    Total current liabilities...................     19,080      18,325
                                                  ----------  ----------
Deferred income taxes...........................      1,615         625
                                                  ----------  ----------
Other liabilities...............................        502         545
                                                  ----------  ----------
Long-term debt..................................     66,000      67,000
                                                  ----------  ----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1 par value; 690,000 shares
   outstanding, liquidation value of $34,500,000        690         690
   Common stock, $1 par value; 6,090,023 shares       6,090       5,525
  Additional paid-in capital....................     46,736      41,079
  Unearned compensation.........................       (694)       (209)
  Retained deficit..............................     (8,566)     (8,166)
                                                  ----------  ----------
    Total shareholders' equity..................     44,256      38,919
                                                  ----------  ----------
    Total liabilities and shareholders' equity..  $ 131,453   $ 125,414
                                                  ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

===================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries
-------------------------------------------------------------------

                                                Three Months Ended March 31,
                                                      2001        2000
                                                       (In thousands)

OPERATING ACTIVITIES:
Net earnings from operations....................  $   6,597   $   4,540
Adjustments for non-cash items:
  Depreciation, depletion and amortization......      2,042       1,751
  Deferred income taxes.........................        990       1,031
  Other.........................................         52          17
                                                  ----------  ----------
Earnings from operations plus non-cash operating
  items.........................................      9,681       7,339
Changes in components of working capital:
  Trade accounts receivable.....................      1,528       1,637
  Federal income tax receivable.................        705           -
  Other current assets..........................         96       2,012
  Accounts payable..............................        281      (1,040)
  Accrued and other liabilities.................     (1,405)          6
  Income tax payable............................      1,860       1,408
                                                  ----------  ----------
Cash provided by continuing operations..........     12,746      11,362
Cash utilized in discontinued operations........        (25)        (53)
                                                  ----------  ----------
Cash provided by operating activities...........     12,721      11,309

INVESTING ACTIVITIES:
Proceeds from the disposition of property.......        667       3,000
Additions to property, plant and equipment......    (11,010)     (2,016)
Other, net......................................         27          28
                                                  ----------  ----------
Cash provided by (utilized in) investing
   activities...................................    (10,316)      1,012
                                                  ----------  ----------

FINANCING ACTIVITIES:
Repayments under revolving credit agreement, net     (1,000)    (12,000)
Cash dividends:
     Common shareholders........................       (221)       (221)
     Preferred shareholders.....................       (604)       (604)
Stock options exercised.........................        111           -
Stock purchased and reissued restricted shares..       (597)          -
                                                  ----------  ----------
Cash utilized in financing activities...........     (2,311)    (12,825)
                                                  ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS.................................         94        (504)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..      5,553       2,112
                                                  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........  $   5,647   $   1,608
                                                  ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest........................................  $   1,288   $   1,290
                                                  ==========  ==========
Income taxes....................................  $       -   $      12
                                                  ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

===================================================================
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
March 31, 2001 and 2000
-------------------------------------------------------------------

Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2000. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Note 2 - New Accounting Standards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 effective January 1, 2001. The Company has reviewed all of its contracts to determine which, if any, contain derivatives. As of January 1, 2001, the Company had only one derivative contract and it was accounted for and carried at market value. Therefore, upon adoption of SFAS No. 133, no transition adjustment was recorded by the Company.

Note 3 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company from time to time uses limited programs to hedge its production. Futures and options contracts are used as the hedging tools.

During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU per day for NYMEX contract months March through December 2001, allowing it to benefit should gas prices fall. The premium paid was $0.3 million and the market value of the position and its carrying value at March 31, 2001, was $0.1 million.

The Company had entered into two hedging programs for the year 2000. The first program was a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices were $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program was a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices were $18.50 per barrel for the put option and $26.00 per barrel for the call option. Each program provided for monthly settlements and was based on monthly average oil prices. There were no premiums associated with either program. Prior to the adoption of SFAS No. 133, changes in the market value of the derivatives were deferred until the gain or loss was recognized on the hedged transactions. During the first quarter of 2000, the strike prices of the call options were exceeded, resulting in a reduction of revenues of $1.5 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three months ended March 31, 2000, would have increased from $24.32 to $26.61.

Note 4 - Accumulated Depreciation, Depletion and Amortization

The Company's depletion rate for the three months ended March 31, 2001, was $2.40 per equivalent barrel versus a rate of $2.12 for the same period ended March 31, 2000.

Note 5 - Acquisitions & Dispositions

On February 28, 2001, the Company announced that it traded producing oil and gas properties in a tax-free, like-kind exchange. The Company assigned all of its working interest in Main Pass Blocks 64 and 65 in exchange for a 26% working interest in the Salt Creek Field Light Oil Unit located in Natrona County, Wyoming. The Company also paid $7.6 million as part of the transaction. The trade did not materially affect our reserve base. This trade concluded the Company's operations in the offshore area of the Gulf of Mexico.

The Company now owns a 98% working interest in the Salt Creek Field Light Oil Unit, the largest producing unit in the field. The Company increased its current net production in the field by approximately 1,250 barrels of oil per day and by 320 Mcf of gas per day as a result of this trade.

In addition, the Company received 16,900 undeveloped net acres in the Big Horn Basin of Wyoming and a cash payment of $0.3 million in exchange for acreage in the Wind River Basin of Wyoming.

On February 28, 2000, the Company entered into a Purchase and Sale Agreement to sell its 46% interest in Genesis Energy, L.L.C for $3.0 million. The proceeds from the sale were used to reduce debt and no gain or loss was recognized on the sale. There were no pre-tax earnings attributable to the Company's interest in Genesis during the first three months of 2000.

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

The Company believes that the ultimate resolution will not have a material adverse effect on its results of operations, financial position or cash flows.

There are various lawsuits and claims arising in the ordinary course of business against the Company, none of which, in the opinion of management, will have a material adverse effect on the Company.


Note 7 - Earnings per Share

Prior year's earnings per share ("EPS") have been restated to reflect the 10% stock dividend issued in the first quarter of 2001.

Basic EPS amounts are calculated using the average number of common shares outstanding during each period less the average number of restricted shares outstanding during each period. Diluted EPS assumes conversion of dilutive convertible preferred stock and exercise of all stock options and restricted stock having exercise prices less than the average market price of the common stock using the treasury stock method.

The tables below present the reconciliation of the numerators and denominators in calculating diluted EPS from operations in accordance with Statement of Financial Accounting Standards No. 128.

Three Months Ended March 31, 2001
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                             Earnings       Shares        Share
                                           -----------   -----------   -----------
Common stock options and restricted stock.          -       288,630           -
Dividends on convertible preferred stock..  $ 603,750     2,300,000      $ 0.26


             Computation of Diluted Earnings per Share

                                             Earnings       Common
                                            Available       Shares      Per Share
                                           -----------   -----------   -----------
                                           $5,993,250     6,026,056      $ 0.99
Common stock options and restricted stock.          -       288,630           -
                                           -----------   -----------   -----------
                                           $5,993,250     6,314,686      $ 0.95    Dilutive
Dividends on convertible preferred stock..    603,750     2,300,000           -
                                           -----------   -----------   -----------
                                           $6,597,000     8,614,686      $ 0.77    Dilutive
                                           ===========   ===========   ===========

Note: Because diluted EPS from operations decreases from $0.99 to $0.95 when common stock options and restricted stock are included in the computation and because diluted EPS decreases from $0.95 to $0.77 when convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive.
Therefore, diluted EPS is reported as $0.77.


Three Months Ended March 31, 2000
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                             Earnings       Shares        Share
                                           -----------   -----------   -----------
Common stock options......................          -       142,943           -
Dividends on convertible preferred stock..  $ 603,750     2,300,000      $ 0.26


             Computation of Diluted Earnings per Share

                                             Earnings       Common
                                            Available       Shares      Per Share
                                           -----------   -----------   -----------
                                           $3,936,250     6,072,751      $ 0.65
Common stock options.......                         -       142,943           -
                                           -----------   -----------   -----------
                                           $3,936,250     6,215,694      $ 0.63    Dilutive
Dividends on convertible preferred stock..    603,750     2,300,000           -
                                           -----------   -----------   -----------
                                           $4,540,000     8,515,694      $ 0.53    Dilutive
                                           ===========   ===========   ===========

Note: Because diluted EPS from operations decreases from $0.65 to $0.63 when common stock options are included in the computation and because diluted EPS decreases from $0.63 to $0.53 when convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.53.

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

RESULTS OF OPERATIONS

The Company's business is oil and gas exploration, production, acquisition and development. Results of operations for the three months ended March 31, 2001 and 2000, are discussed below.


                                             Three Months Ended March 31,
                                                   2001      2000

Revenues (in thousands):
Sales of oil and natural gas...................  $22,658   $18,207
Other..........................................      313        69
                                                 --------  --------
     Total revenues............................  $22,971   $18,276
                                                 ========  ========

Operating profit (in thousands)................  $11,135   $ 8,606
                                                 ========  ========

Operating information:
Average net daily production:
    Oil (Bbls).................................    7,707     7,118
    NGL (Bbls).................................      371       460
    Natural gas (Mcf)..........................    7,079     7,799
    Equivalent Bbls............................    9,258     8,878

Average sales prices:
    Oil (per Bbl)..............................  $ 25.46   $ 24.32
    NGL (per Bbl)..............................  $ 26.18   $ 20.89
    Natural gas (per Mcf)......................  $  6.47   $  2.23





Revenues for three months ended March 31, 2001, increased $4.7 million when compared to the three-month period ended March 31, 2000, primarily due to a 190% increase in the average gas price, a 25% increase in the average NGL price, and a 5% increase in the average oil price. Also contributing to the increase was an 8% increase in oil production, partially offset by a 9% decrease in gas production.

Operating expenses increased $2.2 million during the first quarter of 2001 when compared to the operating expenses during the first quarter of 2000. The primary reason for the increase was a $1.5 million increase in lease operating expense, a $0.3 million increase in production and severance taxes, and a $0.3 million increase in depreciation, depletion and amortization expense.

The Company had also entered into two hedging programs for the year 2000. The first program was a purchase of a put option and a sale of a call option covering 1,700 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices were $17.25 per barrel for the put option and $22.00 per barrel for the call option. The second program was a purchase of a put option and a sale of a call option covering 1,800 barrels of oil per day effective January 1, 2000, through December 31, 2000. The strike prices were $18.50 per barrel for the put option and $26.00 per barrel for the call option. Each program provided for monthly settlements and is based on monthly average oil prices. There were no premiums associated with either program. During the first quarter of 2000, the strike prices of the call options were exceeded, resulting in a reduction of revenues of $1.5 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the three months ended March 31, 2000, would have increased from $24.32 to $26.61.

Operating profits increased $2.5 million when comparing the first quarter of 2001 to the same period of 2000. This increase is primarily due to increased energy prices.

In addition to the increase in operating profits, earnings before income taxes also increased as a result of an increase in other income primarily due to various litigation settlements.


Interest Expense

Interest expense for the three months ended March 31, 2001, decreased $0.4 million from the 2000 level as a result of decreased debt of $4.0 million.


Provision for Income Taxes

The Company's effective tax rate was 35% for the three months ended March 31, 2001 and 2000.

DISCONTINUED OPERATIONS

Crude Oil Marketing

The Company sold its interest in Genesis Energy, L.L.C. during the first quarter of 2000 for $3.0 million. The proceeds from the sale were used to reduce debt. There were no pre-tax earnings from discontinued operations during the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations, before working capital changes, for the three months ended March 31, 2001, was $9.7 million. This compares to $7.3 million for the comparable 2000 period. The Company's debt decreased by $1.0 million during the first three months of 2001 compared to a decrease in debt of $12.0 million during the first three months of 2000. Capital expenditures for the three months ended March 31, 2001, were $11.0 million compared to $2.0 million for the 2000 period.

The Company's long-term debt, at March 31, 2001, was $66 million. At March 31, 2001, the Company's borrowing base under the terms of its Credit Facility was $100 million.

During the first three months of 2001, the Company paid cash dividends of $0.2 million on its common stock and $0.6 million on its preferred stock. In addition, the Company issued a 10% common stock dividend in March 2001. The common stock dividend was a non-cash transaction; therefore, it is not reflected in the statement of cash flows.

UNPROVEN PROPERTIES

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

                           PART II. OTHER INFORMATION

Item 4. Results of Votes of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on April 25, 2001, for the following purposes:

To elect three members of the Board of Directors to serve a three-year term as Class I Directors.

        The results of the voting for each of the nominees for director were as follows:

                                    Shares          Authority
                                     For            Withheld
                                  ---------         ---------
           Paul N. Howell         5,278,220          23,696
           Donald W. Clayton      5,278,220          23,696
           Richard K. Herbert     5,278,220          23,696

        A simple majority of the shares of common stock represented at the meeting was required for each nominee to be elected. Therefore, all nominees for director were elected.


To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2001.

        The results of the voting on this matter were as follows:

           Shares For             5,293,381
           Shares Against             2,146
           Shares Abstaining          6,389

        A simple majority of the shares of common stock represented at the meeting was required for ratification. Therefore, the appointment was ratified.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits - none.

        (b) Reports on Form 8-K

            A report on Form 8-K was filed on January 30, 2001, announcing that the Board of Directors of Howell Corporation authorized a 10% common stock dividend.

            A report on Form 8-K was filed on February 28, 2001, announcing that it traded producing oil and gas properties in a tax-free, like-kind exchange.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Howell Corporation
                                   (Registrant)



Date:  May 4, 2001                 /s/  Allyn R. Skelton, II
                                   -------------------------
                                   Allyn R. Skelton, II
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)