Form 10-Q
period 2001-06-30
HOWELL CORP /DE/
filed 2001-07-31
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                  Yes X   No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 31, 2001
-----------------------------                    ------------------------------
Common Stock, $1.00 par value                              6,097,352


                          This report contains 15 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX



                                                                        Page No.
                                                                        --------
Part I. Financial Information

Item 1. Condensed Consolidated Statements of Operations --
         Three and six months ended June 30, 2001 and 2000 (unaudited).    3

        Condensed Consolidated Balance Sheets --
         June 30, 2001 (unaudited) and December 31, 2000...............    4

        Condensed Consolidated Statements of Cash Flows --
         Six months ended June 30, 2001 and 2000 (unaudited)...........    5

        Notes to Condensed Consolidated Financial Statements
         (unaudited)...................................................    6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   11


Part II.Other Information

Item 6. Exhibits and Reports on Form 8-K...............................   15

                          PART I. FINANCIAL INFORMATION
                                    (ITEM 1)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                      Three Months Ended   Six Months Ended
                                                           June 30,             June 30,
                                                        2001      2000       2001      2000
                                                        ----      ----       ----      ----
                                                     (In thousands, except per share amounts)


Revenues.........................................    $22,839    $18,789    $45,810    $37,065
                                                    ---------  ---------  ---------  ---------
Cost and expenses:
  Lease operating expenses.......................      9,507      7,452     18,209     14,264
  Depreciation, depletion, and amortization......      2,201      1,780      4,243      3,531
  General and administrative.....................      1,216        748      2,308      1,855
                                                    ---------  ---------  ---------  ---------
                                                      12,924      9,980     24,760     19,650
                                                    ---------  ---------  ---------  ---------

Operating profit.................................      9,915      8,809     21,050     17,415
                                                    ---------  ---------  ---------  ---------
Other income (expense):
  Interest expense...............................     (1,121)    (1,526)    (2,381)    (3,193)
  Interest income................................         18         22         43         68
  Other-net......................................          1          1        250          1
                                                    ---------  ---------  ---------  ---------
                                                      (1,102)    (1,503)    (2,088)    (3,124)
                                                    ---------  ---------  ---------  ---------

Earnings  before income taxes....................      8,813      7,306     18,962     14,291
Income tax provision.............................      3,085      2,628      6,637      5,073
                                                    ---------  ---------  ---------  ---------
Net earnings ....................................      5,728      4,678     12,325      9,218
  Less: Preferred stock dividends................       (604)      (604)    (1,208)    (1,208)
                                                    ---------  ---------  ---------  ---------
Net earnings applicable to common shares.........    $ 5,124    $ 4,074    $11,117    $ 8,010
                                                    =========  =========  =========  =========

Net earnings per common share - basic............    $  0.86    $  0.67    $  1.85    $  1.32
                                                    =========  =========  =========  =========
Weighted average shares outstanding - basic......      5,971      6,076      5,998      6,074
                                                    =========  =========  =========  =========

Net earnings per common share - diluted..........    $  0.66    $  0.55    $  1.43    $  1.08
                                                    =========  =========  =========  =========
Weighted average shares outstanding - diluted....      8,659      8,580      8,641      8,554
                                                    =========  =========  =========  =========

Cash dividends per common share..................    $  0.04    $  0.04    $  0.08    $  0.08
                                                    =========  =========  =========  =========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries

                                                          June 30,   December 31,
                                                            2001         2000
                                                            ----         ----
                                                        (Unaudited)

                                                   (In thousands, except share data)
                   Assets
Current assets:
  Cash and cash equivalents...........................   $  5,300    $  5,553
  Trade accounts receivable, less allowance for
    doubtful accounts of $66 in 2001 and 2000.........     10,099      12,515
  Income tax receivable...............................        990         705
  Deferred income taxes...............................         59          59
  Other current assets................................      1,341         750
                                                        ----------  ----------
    Total current assets..............................     17,789      19,582
                                                        ----------  ----------

Property, plant and equipment:
  Oil and gas properties, utilizing the full-cost
    method of accounting..............................    333,245     401,851
  Unproven properties.................................     20,174      20,174
  Other...............................................      4,280       3,737
  Less accumulated depreciation, depletion and
    amortization......................................   (239,203)   (320,602)
                                                        ----------  ----------
    Net property and equipment........................    118,496     105,160
                                                        ----------  ----------
Other assets..........................................        616         672
                                                        ----------  ----------
    Total assets......................................   $136,901    $125,414
                                                        ==========  ==========

    Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable....................................   $ 13,042    $ 12,880
  Accrued liabilities - oil and gas properties........      2,823       2,521
  Accrued liabilities - other.........................      2,727       2,605
  Income taxes payable................................        417         319
                                                        ----------  ----------
    Total current liabilities.........................     19,009      18,325
                                                        ----------  ----------
Deferred income taxes.................................      2,616         625
                                                        ----------  ----------
Other liabilities.....................................        459         545
                                                        ----------  ----------
Long-term debt........................................     66,000      67,000
                                                        ----------  ----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1 par value; 690,000 shares
    issued and outstanding, liquidation value of
    $34,500,000.......................................        690         690
  Common stock, $1 par value; 6,096,252 shares issued
    and outstanding in 2001; 5,524,907 shares issued
    and outstanding in 2002...........................      6,096       5,525
  Additional paid-in capital..........................     46,696      41,079
  Unearned compensation...............................       (978)       (209)
  Retained deficit....................................     (3,687)     (8,166)
                                                        ----------  ----------
    Total shareholders' equity........................     48,817      38,919
                                                        ----------  ----------
    Total liabilities and shareholders' equity........   $136,901    $125,414
                                                        ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                       Six Months Ended June 30,
                                                           2001         2000
                                                           ----         ----
                                                            (In thousands)
OPERATING ACTIVITIES:
Net earnings from operations..........................   $ 12,325    $  9,218
Adjustments for non-cash items:
  Depreciation, depletion and amortization............      4,243       3,531
  Deferred income taxes...............................      1,991       2,061
  Other...............................................        150          35
                                                        ----------  ----------
Earnings from continuing operations plus non-cash
  operating items.....................................     18,709      14,845
Changes in components of working capital from
  operations:
  Decrease in trade accounts receivable...............      2,416          49
  Increase in federal income tax receivables..........       (285)          -
  Decrease (increase) in other current assets.........       (591)      2,137
  Increase in accounts payable........................        162         103
  Increase in accrued and other liabilities...........        410         426
  Increase (decrease) in income tax payable...........         98         (72)
                                                        ----------  ----------
Cash provided by continuing operations................     20,919      17,488
Cash utilized in discontinued operations..............        (72)       (118)
                                                        ----------  ----------
Cash provided by operating activities.................     20,847      17,370
                                                        ----------  ----------
INVESTING ACTIVITIES:
Proceeds from the disposition of property.............        667       3,000
Additions to property, plant and equipment............    (18,246)     (6,611)
Other, net............................................         56          64
                                                        ----------  ----------
Cash utilized in investing activities.................    (17,523)     (3,547)
                                                        ----------  ----------
FINANCING ACTIVITIES:
Repayments under credit agreements, net...............     (1,000)    (14,000)
Cash dividends:
  Common shareholders.................................       (467)       (442)
  Preferred shareholders..............................     (1,208)     (1,208)
Stock options exercised...............................        158           3
Stock purchased and reissued restricted shares........     (1,060)          -
                                                        ----------  ----------
Cash utilized in financing activities.................     (3,577)    (15,647)
                                                        ----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS.............       (253)     (1,824)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........      5,553       2,112
                                                        ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............   $  5,300    $    288
                                                        ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:
Interest..............................................   $  2,258    $  2,808
                                                        ==========  ==========
Income taxes..........................................   $  4,838    $  3,091
                                                        ==========  ==========

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
June 30, 2001 and 2000


Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2000. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2000 financial presentation to conform with the 2001 presentation.


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

On June 29, 2001, the FASB approved its proposed SFAS No. 141, ("FAS 141") "Business Combinations," and SFAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets."

Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

FAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principles Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No.17 related to internally developed intangible assets. Adoption of FAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized.

The Company does not expect the adoption of these standards to have a material effect on its consolidated financial statements.


Note 3 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company from time to time uses limited programs to hedge its production. Futures and options contracts are used as the hedging tools.

During the second quarter of 2001, the Company purchased a put option covering 4,000 barrels of oil per day for calendar months June through December 2001, allowing it to benefit should the NYMEX price for oil fall below $23.40 per barrel. The premium paid was $0.4 million and the market value of the position and its carrying value at June 30, 2001, was $0.4 million. The Company recognizes changes in the market value of this derivative instrument in earnings for the period.

During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU per day for NYMEX contract months March through December 2001, allowing it to benefit should the NYMEX price for gas fall below $3.50 per MMBTU. The premium paid was $0.3 million and the market value of the position and its carrying value at June 30, 2001, was $0.6 million. The Company recognizes changes in the market value of this derivative instrument in earnings for the period.

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


Note 4 - Accumulated Depreciation, Depletion and Amortization

The Company's depletion rate for the three and six months ended June 30, 2001, was $2.38 and $2.39 per equivalent barrel, respectively, versus a rate of $2.15 and $2.14, respectively, for the same periods ended June 30, 2000.


Note 5 - Acquisitions & Dispositions

On February 28, 2001, the Company announced that it traded certain producing oil and gas properties in a tax-free, like-kind exchange. The Company assigned all of its working interest in Main Pass Blocks 64 and 65 in exchange for a 26% working interest in the Salt Creek Field Light Oil Unit located in Natrona County, Wyoming. The Company also paid $7.6 million as part of the transaction. The trade did not materially affect the Company's reserve base. This trade concluded the Company's operations in the offshore area of the Gulf of Mexico. The Company now owns a 98% working interest in the Salt Creek Field Light Oil Unit, the largest producing unit in the field. In addition, the Company received 16,900 undeveloped net acres in the Big Horn Basin of Wyoming and a cash payment of $0.3 million in exchange for acreage in the Wind River Basin of Wyoming.

On February 28, 2000, the Company entered into a Purchase and Sale Agreement to sell its 46% interest in Genesis Energy, L.L.C. for $3.0 million. The proceeds from the sale were used to reduce debt and no gain or loss was recognized on the sale. There were no pre-tax earnings attributable to the Company's interest in Genesis during the first six months of 2000.


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

This matter is set for trial in the fourth quarter of 2001. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations, financial position or cash flows.

There are various lawsuits and claims arising in the ordinary course of business against the Company, none of which, in the opinion of management, will have a material adverse effect on the Company.


Note 7 - Earnings (Loss) per Share

Prior year's earnings per share ("EPS") have been restated to reflect the 10% stock dividend declared and issued in the first quarter of 2001.

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

Three Months Ended June 30, 2001
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                             Earnings       Shares        Share
                                           -----------   -----------   -----------
Common stock options and restricted stock.          -       388,265           -
Dividends on convertible preferred stock..  $ 603,750     2,300,000      $ 0.26


             Computation of Diluted Earnings per Share

                                             Earnings       Common
                                            Available       Shares      Per Share
                                           -----------   -----------   -----------
                                           $5,124,250     5,971,030      $ 0.86
Common stock options and restricted stock.          -       388,265           -
                                           -----------   -----------   -----------
                                           $5,124,250     6,359,295      $ 0.81    Dilutive
Dividends on convertible preferred stock..    603,750     2,300,000           -
                                           -----------   -----------   -----------
                                           $5,728,000     8,659,295      $ 0.66    Dilutive
                                           ===========   ===========   ===========

Note: Because EPS decreases from $0.86 to $0.81 when common stock options and restricted stock are included in the computation and because EPS decreases from $0.81 to $0.66 when convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.66.


Three Months Ended June 30, 2000
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                             Earnings       Shares        Share
                                           -----------   -----------   -----------
Common stock options......................          -       203,836           -
Dividends on convertible preferred stock..  $ 603,750     2,300,000      $ 0.26


             Computation of Diluted Earnings per Share

                                             Earnings       Common
                                            Available       Shares      Per Share
                                           -----------   -----------   -----------
                                           $4,074,250     6,075,961      $ 0.67
Common stock options......................          -       203,836           -
                                           -----------   -----------   -----------
                                           $4,074,250     6,279,797      $ 0.65    Dilutive
Dividends on convertible preferred stock..    603,750     2,300,000           -
                                           -----------   -----------   -----------
                                           $4,678,000     8,579,797      $ 0.55    Dilutive
                                           ===========   ===========   ===========

Note: Because EPS decreases from $0.67 to $0.65 when common stock options are included in the computation and because EPS decreases from $0.65 to $0.55 when convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.55.

Six Months Ended June 30, 2001
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                             Earnings       Shares        Share
                                           ------------  -----------   -----------
Common stock options and restricted stock.           -      342,318           -
Dividends on convertible preferred stock.. $ 1,207,500    2,300,000      $ 0.53


                   Computation of Diluted Earnings per Share

                                              Earnings      Common
                                             Available      Shares      Per Share
                                           ------------  -----------   -----------
                                           $11,117,500    5,998,391      $ 1.85
Common stock options and restricted stock.          -       342,318           -
                                           ------------  -----------   -----------
                                           $11,117,500    6,340,709      $ 1.75    Dilutive
Dividends on convertible preferred stock..   1,207,500    2,300,000           -
                                           ------------  -----------   -----------
                                           $12,325,000    8,640,709      $ 1.43    Dilutive
                                           ============  ===========   ===========

Note: Because EPS decreases from $1.85 to $1.75 when common stock options and restricted stock are included in the computation and because EPS decreases from $1.75 to $1.43 when convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $1.43.


Six Months Ended June 30, 2000
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                             Earnings       Shares        Share
                                           ------------  -----------   -----------
Options...................................           -      179,964           -
Dividends on convertible preferred stock.. $ 1,207,500    2,300,000      $ 0.53


                   Computation of Diluted Earnings per Share

                                              Earnings      Common
                                             Available      Shares      Per Share
                                           ------------  -----------   -----------
                                           $ 8,010,500    6,074,059      $ 1.32
Common stock options and restricted stock.          -       179,964           -
                                           ------------  -----------   -----------
                                           $ 8,010,500    6,254,023      $ 1.28    Dilutive
Dividends on convertible preferred stock..   1,207,500    2,300,000           -
                                           ------------  -----------   -----------
                                           $ 9,218,000    8,554,023      $ 1.08    Dilutive
                                           ============  ===========   ===========

Note: Because EPS decreases from $1.32 to $1.28 when common stock options are included in the computation and because EPS decreases from $1.28 to $1.08 when convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $1.08.

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


RESULTS OF OPERATIONS

The Company's principal business segment is oil and gas production. Results of operations for the three and six months ended June 30, 2001 and 2000, are discussed below.

Oil and Gas Production

                                                      Three Months Ended   Six Months Ended
                                                           June 30,            June 30,
                                                        2001      2000      2001      2000
                                                        ----      ----      ----      ----
                                                   (In thousands, except operating information)
Revenues:
Sales of oil and natural gas.....................    $22,137    $18,733    $44,795    $36,940
Other............................................        702         56      1,015        125
                                                    ---------  ---------  ---------  ---------
     Total revenues..............................     22,839     18,789     45,810     37,065

Operating expenses...............................     12,924      9,980     24,760     19,650
                                                    ---------  ---------  ---------  ---------
Operating profit.................................    $ 9,915    $ 8,809    $21,050    $17,415
                                                    =========  =========  =========  =========

Operating information:
Average net daily production:
    Oil (Bbls)...................................      8,174      7,250      7,942      7,184
    NGL (Bbls)...................................        380        426        376        443
    Natural gas (Mcf)............................      8,081      7,404      7,583      7,602
    Equivalent (Bbls)............................      9,901      8,910      9,582      8,894

Average sales prices:
    Oil (per Bbl)................................    $ 24.92    $ 24.30    $ 25.18    $ 24.31
    NGL (per Bbl)................................    $ 22.74    $ 17.52    $ 24.43    $ 19.27
    Natural gas (per Mcf)........................    $  3.82    $  3.00    $  5.05    $  2.60


Revenues for the three months ended June 30, 2001, increased $4.1 million when compared to the three months ended June 30, 2000, primarily due to a 13% increase in oil production and a 9% increase in gas production, partially offset by an 11% decrease in NGL production. A 27% increase in the average natural gas price and a 30% increase in the average NGL price also contributed to the increased revenues. The increase in other revenues was primarily due to the $0.5 million increase in the market value of the commodity contracts. See Note 3 of Notes to the Consolidated Financial Statements.

For the six months ended June 30, 2001, revenues increased $8.7 million from the same period in 2000. The change was primarily due to a 94% increase in average gas prices and a 27% increase in average NGL prices. An 11% increase in oil production, partially offset by a 15% decrease in NGL production, also contributed to the increased revenues. Other revenues increased primarily due to the $0.5 million increase in the market value of the commodity contracts and a $0.3 million increase in sales of purchased gas. See Note 3 of Notes to the Consolidated Financial Statements.

Operating expenses increased $2.9 million during the second quarter of 2001 when compared to the same period in 2000. The primary reason for the increase was related to an increase in production levels and an increase in prices received (a $1.6 million increase in lease operating expense, a $0.4 million increase in production and severance taxes, and a $0.4 million increase in depreciation, depletion and amortization expense). General and administrative expenses increased $0.5 million primarily due to a reduction in overhead charges billed as a result of the trade of Main Pass properties. An increase in salaries and benefits also contributed to higher operating expenses.

For the six months ended June 30, 2001, operating expenses increased $5.1 million from the same period in 2000. The primary reason for the increase was related to an increase in production levels and an increase in prices received (a $3.1 million increase in lease operating expense, a $0.8 million increase in production and severance taxes, and a $0.7 million increase in depreciation, depletion and amortization expense). General and administrative expenses increased $0.5 million primarily due to a reduction in overhead charges billed as a result of the trade of Main Pass. An increase in salaries and benefits also contributed to higher operating expenses.

During the second quarter of 2001, the Company purchased a put option covering 4,000 barrels of oil per day for calendar months June through December 2001, allowing it to benefit should the NYMEX price for oil fall below $23.40 per barrel. The premium paid was $0.4 million and the market value of the position and its carrying value at June 30, 2001, was $0.4 million. There was no effect on earnings during the second quarter of 2001.

During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU per day for NYMEX contract months March through December 2001, allowing it to benefit should the NYMEX price for gas fall below $3.50 per MMBTU. The premium paid was $0.3 million and the market value of the position and its carrying value at June 30, 2001, was $0.6 million. The change in market value resulted in earnings of $0.5 million and $0.4 million for the three and six months ended June 30, 2001, respectively.

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

The Company's operating profit increased $1.1 million and $3.6 million for the three and six months ended June 30, 2001, respectively, from the same periods of 2000. The increase is primarily due to increased energy prices and increased production.

Interest Expense

Interest expense for the three and six months ended June 30, 2001, decreased $0.4 million and $0.8 million, respectively, from the 2000 levels. The decrease was primarily a result of decreased average debt outstanding of $3.0 million and $7.0 million for the three and six months ended June 30, 2001, respectively. The primary reason for the decrease in average debt was due to an increase in cash flow primarily as a result of increased revenues from higher commodity prices and increased production. Lower interest rates also contributed to the decrease in interest expense.

Provision for Income Taxes

The Company's effective tax rate for the three months ended June 30, 2001 and 2000 was 35% and 36%, respectively. For the six months ended June 30, 2001 and 2000 the effective tax rate was 35% and 36%, respectively.


RESULTS FROM DISCONTINUED OPERATIONS

The Company sold its interest in Genesis Energy, L.L.C. during the first quarter of 2000 for $3.0 million. The proceeds from the sale were used to reduce debt. There were no pre-tax earnings from discontinued operations during the first six months of 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operations, before working capital changes, for the six months ended June 30, 2001, was $18.7 million. This compares to $14.8 million for the same period during 2000. The Company's debt decreased by $1.0 million during the first six months of 2001 while there was a $14.0 million decrease during the first six months of 2000. Capital expenditures for the six months ended June 30, 2001, were $18.2 million compared to $6.6 million for the 2000 period.

The Company's total debt, all long-term, at June 30, 2001, was $66.0 million. At June 30, 2001, the Company's borrowing base under the terms of its Credit Facility was $100.0 million.

During the first six months of 2001, the Company paid common dividends of $0.5 million and preferred dividends of $1.2 million.

Effective July 26, 2001, the Credit Facility was renegotiated to, among other things, extend the termination date to July 26, 2004, and lower interest rates 25 basis points.


UNPROVEN PROPERTIES

The Company acquired significant oil and gas properties from Amoco Production Company in 1997. A portion of the acquisition cost was allocated to an oil property that is a potential CO2 flood candidate. In light of the unusually low oil price environment for nearly two years following the acquisition, limited evaluation work was done during that period. With the strong rebound of oil prices, Company personnel and consultants are now studying the properties to determine the feasibility of such a project. It is expected that over the next six months management will decide whether to implement the CO2 flood project.


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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits

            10.1 First Amendment to the December 1, 1998, Amended and Restated Credit Agreement.

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

                                   Howell Corporation
                                   (Registrant)



Date:  July 31, 2001               /s/  Allyn R. Skelton, II
                                   -------------------------
                                   Allyn R. Skelton, II
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)