Form 10-Q
period 2001-09-30
HOWELL CORP /DE/
filed 2001-10-31
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                      Yes    X    No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at October 31, 2001
-----------------------------       -------------------------------
Common Stock, $1.00 par value                  6,098,102


                  This report contains 15 pages

                HOWELL CORPORATION AND SUBSIDIARIES

                             Form 10-Q

                               INDEX



                                                                       Page No.
                                                                        ------
Part I.  Financial Information

Item 1.  Consolidated Statements of Operations --
          Three and nine months ended September 30, 2001 and 2000
          (unaudited).................................................    3

         Consolidated Balance Sheets --
           September 30, 2001 (unaudited) and December 31, 2000.......    4

         Consolidated Statements of Cash Flows --
           Nine months ended September 30, 2001 and 2000 (unaudited)..    5

         Notes to Consolidated Financial Statements (unaudited).......    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................   11


Part II. Other Information

Item  6. Exhibits and Reports on Form 8-K.............................   15

                          PART I. FINANCIAL INFORMATION
                                    (ITEM 1)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                      Three Months Ended   Nine Months Ended
                                                         September 30,        September 30,
                                                        2001      2000       2001      2000
                                                        ----      ----       ----      ----
                                                     (In thousands, except per share amounts)


Revenues.........................................    $21,547    $21,300    $67,357    $58,365
                                                    ---------  ---------  ---------  ---------
Cost and expenses:
  Lease operating expenses.......................      9,060      7,961     27,269     22,225
  Depreciation, depletion, and amortization......      2,408      1,863      6,651      5,394
  General and administrative.....................      2,046      1,025      4,354      2,880
                                                    ---------  ---------  ---------  ---------
                                                      13,514     10,849     38,274     30,499
                                                    ---------  ---------  ---------  ---------

Operating profit.................................      8,033     10,451     29,083     27,866
                                                    ---------  ---------  ---------  ---------
Other income (expense):
  Interest expense...............................       (976)    (1,575)    (3,357)    (4,768)
  Interest income................................         19         40         62        108
  Other-net......................................        (37)         -        213          1
                                                    ---------  ---------  ---------  ---------
                                                        (994)    (1,535)    (3,082)    (4,659)
                                                    ---------  ---------  ---------  ---------

Earnings before income taxes.....................      7,039      8,916     26,001     23,207
Income tax provision.............................      2,323      3,282      8,960      8,355
                                                    ---------  ---------  ---------  ---------
Net earnings ....................................      4,716      5,634     17,041     14,852
  Less: Preferred stock dividends................       (604)      (604)    (1,811)    (1,811)
                                                    ---------  ---------  ---------  ---------
Net earnings applicable to common shares.........    $ 4,112    $ 5,030    $15,230    $13,041
                                                    =========  =========  =========  =========

Net earnings per common share - basic............    $  0.69    $  0.83    $  2.54    $  2.15
                                                    =========  =========  =========  =========
Weighted average shares outstanding - basic......      5,965      6,076      5,987      6,075
                                                    =========  =========  =========  =========

Net earnings per common share - diluted..........    $  0.55    $  0.65    $  1.98    $  1.73
                                                    =========  =========  =========  =========
Weighted average shares outstanding - diluted....      8,567      8,625      8,625      8,582
                                                    =========  =========  =========  =========

Cash dividends per common share..................    $  0.04    $  0.04    $  0.12    $  0.12
                                                    =========  =========  =========  =========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries

                                                        September 30,  December 31,
                                                            2001           2000
                                                            ----           ----
                                                        (Unaudited)

                                                    (In thousands, except share data)
                   Assets
Current assets:
  Cash and cash equivalents...........................   $ 10,980     $   5,553
  Trade accounts receivable, less allowance for
    doubtful accounts of $66 in 2001 and 2000.........      9,326        12,515
  Income tax receivable...............................      1,211           705
  Deferred income taxes...............................         59            59
  Other current assets................................      2,354           750
                                                        ----------    ----------
    Total current assets..............................     23,930        19,582
                                                        ----------    ----------

Property, plant and equipment:
  Oil and gas properties, utilizing the full-cost
    method of accounting..............................    337,461       401,851
  Unproven properties.................................     20,174        20,174
  Other...............................................      4,295         3,737
  Less accumulated depreciation, depletion and
    amortization......................................   (241,610)     (320,602)
                                                        ----------    ----------
    Net property and equipment........................    120,320       105,160
                                                        ----------    ----------
Other assets..........................................        829           672
                                                        ----------    ----------
    Total assets......................................   $145,079      $125,414
                                                        ==========    ==========

    Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable....................................   $ 11,117      $ 12,880
  Accrued liabilities - oil and gas properties........      2,321         2,521
  Accrued liabilities - other.........................      3,356         2,605
  Income taxes payable................................      1,228           319
                                                        ----------    ----------
    Total current liabilities.........................     18,022        18,325
                                                        ----------    ----------
Deferred income taxes.................................      4,319           625
                                                        ----------    ----------
Other liabilities.....................................      3,968           545
                                                        ----------    ----------
Long-term debt........................................     66,000        67,000
                                                        ----------    ----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1 par value; 690,000 shares
    issued and outstanding, liquidation value of
    $34,500,000.......................................        690           690
  Common stock, $1 par value; 6,098,102 shares issued
    and outstanding in 2001; 5,524,907 shares issued
    and outstanding in 2000...........................      6,098         5,525
  Additional paid-in capital..........................     46,703        41,079
  Unearned compensation...............................       (903)         (209)
  Retained earnings (deficit).........................        182        (8,166)
                                                        ----------    ----------
    Total shareholders' equity........................     52,770        38,919
                                                        ----------    ----------
    Total liabilities and shareholders' equity........   $145,079      $125,414
                                                        ==========    ==========


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                      Nine Months Ended September 30,
                                                           2001           2000
                                                           ----           ----
                                                            (In thousands)
OPERATING ACTIVITIES:
Net earnings..........................................   $ 17,041      $ 14,852
Adjustments for non-cash items:
  Depreciation, depletion and amortization............      6,651         5,394
  Deferred income taxes...............................      3,694         3,103
  Other...............................................        225            52
                                                        ----------    ----------
Earnings plus non-cash operating items................     27,611        23,401
Changes in components of working capital from
  operations:
  Decrease (increase) in trade accounts receivable....      3,189          (973)
  Increase in federal income tax receivables..........       (506)            -
  Decrease (increase) in other current assets.........     (1,604)        1,688
  Increase (decrease) in accounts payable.............     (1,762)        1,986
  Increase in accrued and other liabilities...........      4,123         2,805
  Increase (decrease) in income tax payable...........        909          (140)
                                                        ----------    ----------
Cash provided by continuing operations................     31,960        28,767
Cash utilized in discontinued operations..............       (149)         (167)
                                                        ----------    ----------
Cash provided by operating activities.................     31,811        28,600
                                                        ----------    ----------
INVESTING ACTIVITIES:
Proceeds from the disposition of property.............        667         3,000
Additions to property, plant and equipment............    (22,478)      (10,740)
Other, net............................................       (157)         (142)
                                                        ----------    ----------
Cash utilized in investing activities.................    (21,968)       (7,882)
                                                        ----------    ----------
FINANCING ACTIVITIES:
Repayments under credit agreements, net...............     (1,000)      (15,000)
Cash dividends:
  Common shareholders.................................       (712)         (664)
  Preferred shareholders..............................     (1,811)       (1,811)
Stock options exercised...............................        167            17
Stock purchased and reissued restricted shares........     (1,060)            -
                                                        ----------    ----------
Cash utilized in financing activities.................     (4,416)      (17,458)
                                                        ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............      5,427         3,260
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........      5,553         2,112
                                                        ----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............   $ 10,980      $  5,372
                                                        ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Net cash paid for:
Interest..............................................   $  3,436      $  3,447
                                                        ==========    ==========
Income taxes..........................................   $  4,868      $  5,611
                                                        ==========    ==========

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
September 30, 2001 and 2000


Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles in The United States of America. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2000. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2000 financial presentation to conform with the 2001 presentation.


Note 2 - New Accounting Standards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 effective January 1, 2001. The Company has reviewed all of its contracts to determine which, if any, contain derivatives. As of January 1, 2001, the Company had only one derivative contract and it was accounted for and carried at market value. Therefore, upon adoption of SFAS No. 133, the Company recorded no transition adjustment.

On June 29, 2001, the FASB approved its proposed SFAS No. 141, ("FAS 141") "Business Combinations," and SFAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets."

Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement apply to all business combinations initiated after June 30, 2001.

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

In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a "segment of a business" ( as previously defined in that Opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows, or financial position.

Note 3 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company from time to time uses limited programs to hedge its production. Futures and options contracts are used as the hedging tools.

During the second quarter of 2001, the Company purchased a put option covering 4,000 barrels of oil per day for calendar months June through December 2001, allowing it to benefit should the NYMEX price for oil fall below $23.40 per barrel. The premium paid was $0.4 million and the market value of the position and its carrying value at September 30, 2001, was $0.5 million. The Company recognizes changes in the market value of this derivative instrument in earnings for the period.

During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU per day for NYMEX contract months March through December 2001, allowing it to benefit should the NYMEX price for gas fall below $3.50 per MMBTU. The premium paid was $0.3 million and the market value of the position and its carrying value at September 30, 2001, was $0.9 million. The Company recognizes changes in the market value of this derivative instrument in earnings for the period.

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

Prior to the adoption of SFAS No. 133, changes in the market value of the hedges were deferred until the gain or loss was recognized on the hedged transactions.

Note 4 - Accumulated Depreciation, Depletion and Amortization

The Company's depletion rate for the three and nine months ended September 30, 2001, was $2.58 and $2.46 per equivalent barrel, respectively, versus a rate of $2.20 and $2.16, respectively, for the same periods ended September 30, 2000.

Note 5 - Acquisitions & Dispositions

On October 18, 2001, the Company entered a Purchase and Sale Agreement to acquire an additional interest in the Elk Basin Field for $26 million. The purchase will be financed through the Company's existing credit facility. After the purchase, the Company will own approximately 64% of the working interest in the field. The purchase is expected to close during November 2001.

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

On February 28, 2000, the Company sold its 46% interest in Genesis Energy, L.L.C. for $3.0 million. The proceeds from the sale were used to reduce debt and no gain or loss was recognized on the sale. There were no pre-tax earnings or losses attributable to the Company's interest in Genesis during the first nine months of 2000.


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

This matter is currently being tried and a decision is expected soon. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations, financial position or cash flows.

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

Three Months Ended September 30, 2001
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                             Earnings       Shares        Share
                                           -----------   -----------   -----------
Common stock options and restricted stock.          -       302,937           -
Dividends on convertible preferred stock..  $ 603,750     2,300,000      $ 0.26


             Computation of Diluted Earnings per Share

                                             Earnings       Common
                                            Available       Shares      Per Share
                                           -----------   -----------   -----------
                                           $4,112,250     5,964,535      $ 0.69
Common stock options and restricted stock.          -       302,937           -
                                           -----------   -----------   -----------
                                           $4,112,250     6,267,472      $ 0.66    Dilutive
Dividends on convertible preferred stock..    603,750     2,300,000           -
                                           -----------   -----------   -----------
                                           $4,716,000     8,567,472      $ 0.55    Dilutive
                                           ===========   ===========   ===========

Note: Because EPS decreases from $0.69 to $0.66 when common stock options and restricted stock are included in the computation and because EPS decreases from $0.66 to $0.55 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.55.


Three Months Ended September 30, 2000
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                             Earnings       Shares        Share
                                           -----------   -----------   -----------
Common stock options......................          -       249,330           -
Dividends on convertible preferred stock..  $ 603,750     2,300,000      $ 0.26


             Computation of Diluted Earnings per Share

                                             Earnings       Common
                                            Available       Shares      Per Share
                                           -----------   -----------   -----------
                                           $5,030,250     6,075,909      $ 0.83
Common stock options......................          -       249,330           -
                                           -----------   -----------   -----------
                                           $5,030,250     6,325,239      $ 0.80    Dilutive
Dividends on convertible preferred stock..    603,750     2,300,000           -
                                           -----------   -----------   -----------
                                           $5,634,000     8,625,239      $ 0.65    Dilutive
                                           ===========   ===========   ===========

Note: Because diluted EPS decreases from $0.83 to $0.65 when common stock options and convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.65.

Nine Months Ended September 30, 2001
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                             Earnings       Shares        Share
                                           ------------  -----------   -----------
Common stock options and restricted stock.           -      338,322           -
Dividends on convertible preferred stock.. $ 1,811,250    2,300,000      $ 0.79


                   Computation of Diluted Earnings per Share

                                              Earnings      Common
                                             Available      Shares      Per Share
                                           ------------  -----------   -----------
                                           $15,229,750    5,986,982      $ 2.54
Common stock options and restricted stock.           -      338,322           -
                                           ------------  -----------   -----------
                                           $15,229,750    6,325,304      $ 2.41    Dilutive
Dividends on convertible preferred stock..   1,811,250    2,300,000           -
                                           ------------  -----------   -----------
                                           $17,041,000    8,625,304      $ 1.98    Dilutive
                                           ============  ===========   ===========


Note: Because EPS decreases from $2.54 to $2.41 when common stock options and restricted stock are included in the computation and because EPS decreases from $2.41 to $1.98 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $1.98.


Nine Months Ended September 30, 2000
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                             Earnings       Shares        Share
                                           ------------  -----------   -----------
Options...................................           -      207,010           -
Dividends on convertible preferred stock.. $ 1,811,250    2,300,000      $ 0.79


                   Computation of Diluted Earnings per Share

                                              Earnings      Common
                                             Available      Shares      Per Share
                                           ------------  -----------   -----------
                                           $13,040,750    6,074,681      $ 2.15
Common stock options and restricted stock.           -      207,010           -
                                           ------------  -----------   -----------
                                           $13,040,750    6,281,691      $ 2.08    Dilutive
Dividends on convertible preferred stock..   1,811,250    2,300,000           -
                                           ------------  -----------   -----------
                                           $14,852,000    8,581,691      $ 1.73    Dilutive
                                           ============  ===========   ===========


Note: Because diluted EPS decreases from $2.15 to $1.73 when common stock options and convertible preferred shares are included in the computation, those common stock options and convertible preferred shares are dilutive. Therefore, diluted EPS from continuing operations is reported as $1.73.

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


RESULTS OF OPERATIONS

The Company's principal business segment is oil and gas production. Results of operations for the three and nine months ended September 30, 2001 and 2000, are discussed below.


Oil and Gas Production

                                                      Three Months Ended   Nine Months Ended
                                                         September 30,       September 30,
                                                        2001      2000      2001      2000
                                                        ----      ----      ----      ----
                                                   (In thousands, except operating information)
Revenues:
Sales of oil and natural gas.....................    $20,634    $21,240    $65,429    $58,180
Other............................................        913         60      1,928        185
                                                    ---------  ---------  ---------  ---------
     Total revenues..............................     21,547     21,300     67,357     58,365

Operating expenses...............................     13,514     10,849     38,274     30,499
                                                    ---------  ---------  ---------  ---------
Operating profit.................................    $ 8,033    $10,451    $29,083    $27,866
                                                    =========  =========  =========  =========

Operating information:
Average net daily production:
    Oil (Bbls)...................................      8,299      7,431      8,062      7,267
    NGL (Bbls)...................................        276        334        342        406
    Natural gas (Mcf)............................      7,985      7,896      7,718      7,700
    Equivalent (Bbls)............................      9,906      9,081      9,690      8,956

Average sales prices (includes effect of hedge
    accounting):
    Oil (per Bbl)................................    $ 24.48    $ 26.24    $ 24.94    $ 24.97
    NGL (per Bbl)................................    $ 15.82    $ 22.82    $ 22.09    $ 20.25
    Natural gas (per Mcf)........................    $  2.10    $  3.58    $  4.02    $  2.94



Revenues for the three months ended September 30, 2001, increased $0.2 million when compared to the three months ended September 30, 2000. The increase was primarily due to other revenues resulting from a $0.7 million increase in the market value of the commodity contracts. Oil and natural gas revenues decreased primarily due to a 41% decrease in average natural gas prices, a 31% decrease in average NGL prices and a 7% decrease in average oil prices. A 12% increase in average daily oil production partially offset the decrease in oil and natural gas prices. See Note 3 of Notes to the Consolidated Financial Statements for the discussion of the effects of the derivative instruments.

For the nine months ended September 30, 2001, revenues increased $9.0 million from the same period in 2000. The change was primarily due to a 37% increase in average gas prices and a 9% increase in average NGL prices. An 11% increase in oil production, partially offset by a 16% decrease in NGL production, also contributed to the increased revenues. Other revenues increased primarily due to the $1.1 million increase in the market value of the commodity contracts and a $0.3 million increase in sales of purchased gas. See Note 3 of Notes to the Consolidated Financial Statements.

Operating expenses increased $2.7 million during the third quarter of 2001 when compared to the same period in 2000. The primary reason for the increase was related to an increase in oil production levels (a $1.1 million increase in lease operating expense, and a $0.5 million increase in depreciation, depletion and amortization expense). General and administrative expenses increased $1.0 million primarily due to higher benefit costs and a reduction in overhead charges billed as a result of the trade of Main Pass properties.

For the nine months ended September 30, 2001, operating expenses increased $7.8 million from the same period in 2000. The primary reason for the increase was related to an increase in oil production levels and an increase in gas prices received (a $4.3 million increase in lease operating expense, a $1.2 million increase in depreciation, depletion and amortization expense and a $0.7 million increase in production and severance taxes). General and administrative expenses increased $1.5 million primarily due to higher benefit costs and a reduction in overhead charges billed as a result of the trade of Main Pass properties.

During the second quarter of 2001, the Company purchased a put option covering 4,000 barrels of oil per day for calendar months June through December 2001, allowing it to benefit should the NYMEX price for oil fall below $23.40 per barrel. The premium paid was $0.4 million and the market value of the position and its carrying value at September 30, 2001, was $0.5 million. The change in market value resulted in earnings of $0.1 million for the three and nine months ended September 30, 2001.

During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU per day for NYMEX contract months March through December 2001, allowing it to benefit should the NYMEX price for gas fall below $3.50 per MMBTU. The premium paid was $0.3 million and the market value of the position and its carrying value at September 30, 2001, was $0.9 million. The change in market value resulted in earnings of $0.6 million and $1.0 million for the three and nine months ended September 30, 2001, respectively.

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

The Company's operating profit decreased $2.4 million and increased $1.2 million for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000. The changes are primarily due to changing energy prices and production in the respective periods.

Interest Expense

Interest expense for the three and nine months ended September 30, 2001, decreased $0.6 million and $1.4 million, respectively, from the 2000 levels. The decrease was primarily the result of a decrease in average interest rates of 3.4% and 1.9% for the three and nine months ended September 30, 2001, respectively. A decrease in average debt outstanding of $1.5 million and $5.5 million for the three and nine months ended September 30, 2001, respectively, also contributed to the decrease.

Provision for Income Taxes

The Company's effective tax rate for the three months ended September 30, 2001 and 2000 was 33.0% and 36.8%, respectively. For the nine months ended September 30, 2001 and 2000 the effective tax rate was 34.5% and 36%, respectively.


RESULTS FROM DISCONTINUED OPERATIONS

The Company sold its interest in Genesis Energy, L.L.C. during the first quarter of 2000 for $3.0 million. The proceeds from the sale were used to reduce debt. There were no pre-tax earnings or losses from discontinued operations during 2000.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, before working capital changes, for the nine months ended September 30, 2001, was $27.6 million. This compares to $23.4 million for the same period during 2000. The Company's debt decreased by $1.0 million during the first nine months of 2001 while there was a $15.0 million decrease during the first nine months of 2000. Capital expenditures for the nine months ended September 30, 2001, were $22.5 million compared to $10.7 million for the 2000 period.

Effective July 26, 2001, the Credit Facility was renegotiated to, among other things, extend the termination date to July 26, 2004, and lower interest rates 25 basis points.

The Company's total debt, all long-term, at September 30, 2001, was $66.0 million. At September 30, 2001, the Company's borrowing base under the terms of its Credit Facility was $115.0 million. The banks have made commitments totaling $100.0 million under the facility and the Company has the right to borrow the lesser of the borrowing base or the total of those commitments. The Company also has the right to seek increased commitments from the banks that are party to the facility or to bring in additional banks.

During the first nine months of 2001, the Company paid common dividends of $0.7 million and preferred dividends of $1.8 million.

The closing of the acquisition of the additional interest in the Elk Basin field during November 2001, will be funded through cash and the Company's existing credit facility.

UNPROVEN PROPERTIES

The Company acquired significant oil and gas properties from Amoco Production Company in 1997. A portion of the acquisition cost was allocated to an oil property that is a potential CO2 flood candidate. In light of the unusually low oil price environment for nearly two years following the acquisition, limited evaluation work was done during that period. Company personnel and consultants are now studying the properties to determine the feasibility of such a project. It is expected that over the next three months management will decide whether to implement the CO2 flood project.

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

                      PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            None.

        (b) Reports on Form 8-K

            A report on Form 8-K was filed on October 23, 2001, announcing that the Company had executed a Purchase and Sale Agreement to acquire an additional interest in the Elk Basin field for $26.0 million.


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Howell Corporation
                                   (Registrant)



Date:  October 31, 2001            /s/  Allyn R. Skelton, II
                                   -------------------------
                                   Allyn R. Skelton, II
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)