Form 10-K405
period 2001-12-31
HOWELL CORP /DE/
filed 2002-03-13
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
          _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

  Common Stock, $1 par value              New York Stock Exchange
 $3.50 Convertible Preferred    National Association of Securities Dealers, Inc.
Stock, Series A, $1 par value           Automated Quotation System

Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No _

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       |X|

   The market value of all shares of Common Stock on February 19, 2002 was approximately $69.6 million. The aggregate market value of the shares held by nonaffiliates on that date was approximately $59.3 million. As of February 19, 2002, there were 6,114,877 common shares outstanding. See Note 10 of Notes to Consolidated Financial Statements.


Documents Incorporated by Reference:
   Howell Corporation proxy statement to be filed in connection with the 2002 Annual Shareholders' Meeting (to the extent set forth in Part III of this Form 10-K).

                               HOWELL CORPORATION

                          2001 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I
                                                                       Page
Item 1.  Business.....................................................  1
Item 2.  Properties...................................................  3
Item 3.  Legal Proceedings............................................  9
Item 4.  Submission of Matters to a Vote of Security Holders..........  9

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters......................................... 10
Item 6.  Selected Financial Data...................................... 11
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................... 12
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.... 16
Item 8.  Financial Statements and Supplementary Data.................. 17
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................... 17

                                    PART III

Item 10. Directors and Executive Officers of the Registrant........... 17
Item 11. Executive Compensation....................................... 18
Item 12. Security Ownership of Certain Beneficial Owners and
          Management.................................................. 18
Item 13. Certain Relationships and Related Transactions............... 18

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K ................................................... 18


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

     The Company's oil and gas exploration and production activities are conducted by Howell Petroleum Corporation ("HPC"), a wholly-owned subsidiary of the Company, and are concentrated primarily in Wyoming. At December 31, 2001, the Company's estimated proved reserves were 39.9 million barrels of oil and plant liquids and 32.8 billion cubic feet ("BCF") of gas. The core area and major producing areas for the Company include the Salt Creek and Elk Basin fields discussed below. These two major fields represent 36.8 million barrels of oil equivalent ("MMBOE"), or 81%, of the Company's total proved reserves. Substantially all of the Company's oil and natural gas production is sold on the spot market or pursuant to contracts priced according to the spot market. HPC has 122 employees.

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

     The Company's financial condition, cash flows, profitability, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of its oil and natural gas properties, are substantially dependent upon prevailing prices of, and demand for, oil and natural gas. The energy markets have historically been, and are likely to continue to be volatile, and prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, actions of the Organization of Petroleum Exporting Countries, domestic and foreign governmental regulations, political stability in the Middle East and other petroleum producing areas, foreign and domestic supply of oil and natural gas, price of foreign imports, price and availability of alternative fuels and overall economic conditions. A substantial or extended decline in oil and natural gas prices could have a material adverse effect on the Company's financial position, results of operations, quantities of oil and natural gas reserves that may be economically produced, carrying value of its proved reserves, borrowing capacity and access to capital.

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

     Investment in Genesis - In 1996, the Company conveyed the assets and business of its crude oil gathering and marketing operations and pipeline operations to Genesis Crude Oil, L.P., a Delaware limited partnership ("GCO"). Howell received cash of approximately $74.0 million and 991,300 subordinated limited partner units of GCO. Additionally, the Company received 46% of Genesis Energy, L.L.C., a Delaware limited liability company ("LLC") which is the General Partner of GCO.

     With only a minority interest in LLC, Howell was not in a position to substantially influence management of GCO. During 1999, the Company decided to dispose of its interests in GCO and LLC and recorded an impairment charge of $13.5 million (pre-tax) attributable thereto and classified its operations as discontinued. See Note 4 of Notes to Consolidated Financial Statements.

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

B.   Governmental and Environmental Regulations

     Governmental Regulations

     Domestic development, production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. The various states in which the Company conducts operations have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells. The existing statutes or regulations currently limit the rate at which oil and gas is produced from wells in which the Company owns an interest.

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

C.   Employment Relations

     On December 31, 2001, the Company had 122 employees. The Company's employees are not represented by a union for collective bargaining purposes. The Company has experienced no work stoppages or strikes as a result of labor disputes and considers relations with its employees to be good. The Company maintains group life, medical, dental, long-term disability, short-term disability, 401(k) and accidental death and dismemberment insurance plans for its employees. The Company contributed $0.7 million to the 401(k) plan for 2001.

Item 2.  Properties

A.   Supplementary Oil and Gas Producing Information

     The oil and gas producing activities of the Company are summarized below. Substantially all of the Company's producing properties are subject to certain restrictions under the Company's credit facility. See Note 5 of Notes to Consolidated Financial Statements.

     Oil and Gas Wells

     As of December 31, 2001, the Company owned interests in productive oil and gas wells (including producing wells and wells capable of production) as follows:

                                           Productive Wells
                                            Gross(1)  Net
                                            --------  ---
     Oil wells.............................  2,572     949
     Gas wells.............................    770     284
                                             -----   -----
          Total............................  3,342   1,233
                                             =====   =====

     (1) One or more completions in the same well are counted as one well.

     Reserves

     The Company's net proved reserves of crude oil, condensate and natural gas liquids (referred to herein collectively as "oil") and its net proved reserves of gas have been estimated by the Company's engineers in accordance with guidelines established by the Securities and Exchange Commission. The reserve estimates at December 31, 2001, 2000, 1999 and 1998, except for the reserves purchased since December 1997, were reviewed by independent petroleum consultants, H. J. Gruy and Associates, Inc. The December 31, 2001, 2000, 1999 and 1998 reserves, associated with the properties acquired since December 1997, were reviewed by independent petroleum consultants, Ryder Scott & Associates. These estimates were used in the computation of depreciation, depletion and amortization included in the Company's consolidated financial statements and for other reporting purposes.

     Estimated Quantities of Proved Oil and Gas Reserves
                                            Oil           Gas
                                          (BBLs)         (MCF)
                                          ------         -----

     As of December 31, 1998...........  29,939,841    78,790,670

     Revisions of previous estimates...   5,979,073     3,859,501
     Extensions, discoveries & other
        additions......................     844,984     1,031,232
     Purchases of minerals in place....     685,478        75,751
     Production........................  (2,843,055)   (2,994,215)
     Sales of minerals in place........     (11,575)  (42,158,149)
                                        ------------  ------------
     As of December 31, 1999...........  34,594,746    38,604,790

     Revisions of previous estimates...    (388,542)     (501,401)
     Extensions, discoveries & other
        additions......................   1,888,000     1,664,700
     Purchases of minerals in place....   1,552,400     2,126,500
     Production........................  (2,834,567)   (2,831,188)
                                        ------------  ------------
     As of December 31, 2000...........  34,812,037    39,063,401

     Revisions of previous estimates...  (3,051,931)   (5,452,483)
     Extensions, discoveries & other
        additions......................   1,677,645     2,066,641
     Purchases of minerals in place....  14,177,205     1,194,905
     Production........................  (3,177,603)   (2,801,598)
     Sales of minerals in place........  (4,504,689)   (1,313,036)
                                        ------------  ------------
     As of December 31, 2001...........  39,932,664    32,757,830
                                        ============  ============


     Proved developed reserves:
     December 31, 1998.................  26,701,736    75,756,389
                                        ============  ============
     December 31, 1999.................  31,530,345    35,890,990
                                        ============  ============
     December 31, 2000.................  31,988,737    36,349,611
                                        ============  ============
     December 31, 2001.................  39,394,376    31,403,187
                                        ============  ============

     Total proved reserves at year-end 2001 were 45.4 MMBOE compared to 41.3 MMBOE at year-end 2000. The increase was primarily due to purchases of minerals in place of 14.4 MMBOE partially offset by sales of minerals in place and production. Purchases and Sales of Minerals in Place for 2001 include volumes attributable to the exchange of the Main Pass property for an additional interest in the Salt Creek field. See Note 2 of Notes to Consolidated Financial Statements.

     Proved oil reserves at December 31, 2001, include 1.5 million barrels of natural gas liquids ("NGL").

     Oil and Gas Leaseholds

     The following table sets forth the Company's ownership interest in leaseholds as of December 31, 2001. The oil and gas leases in which the Company has an interest are for varying primary terms, and many require the payment of delay rentals to continue the primary term. The leases may be surrendered by the Company at any time by notice to the lessors, by the cessation of production or by failure to make timely payment of delay rentals.

                                     Developed(1)       Undeveloped
                                    -------------    ----------------
                                    Gross     Net     Gross     Net
                                    Acres    Acres    Acres    Acres
                                   -------  -------  -------  -------
      Alabama....................    5,604    2,131    2,707    1,060
      Louisiana..................    2,495      686       46       39
      Mississippi................    2,689      727    2,873      717
      Montana....................      106       10  136,122  136,122
      North Dakota...............    9,717    1,791    1,436      201
      Texas......................   12,518    5,233   21,060   16,048
      Wyoming....................   50,973   29,603   99,342   45,086
      All other states combined..    3,694      710    3,242    1,728
                                   -------  -------  -------  -------
          Total..................   87,796   40,891  266,828  201,001
                                   =======  =======  =======  =======

--------------

     (1) Acres spaced or assignable to productive wells.


     Drilling Activity

     The following table shows the Company's gross and net productive and dry exploratory and development wells drilled in the United States:



                     Exploratory                     Development
            -----------------------------   ------------------------------
             Productive Wells  Dry Holes     Productive Wells   Dry Holes
      Year    Gross      Net  Gross  Net      Gross      Net   Gross  Net
      ----    -----      ---  -----  ---      -----      ---   -----  ---
      2001      -          -    -      -      16.0      14.6    2.0   1.6
      2000      -          -    -      -      19.0      12.0    2.0   1.0
      1999      -          -    -      -       2.0       2.0    2.0   2.0


     The table above reflects only the drilling activity in which the Company had a working interest participation.

     Sales Prices and Production Costs

     The following table sets forth the average prices received by the Company for its production, the average production (lifting) costs, and amortization per equivalent barrel of production ("BOE"):

                                                          2001    2000    1999
                                                         ------  ------  ------
Average sales prices:
   Oil and NGL (per BBL) (includes effect of hedging
     in 2000 and 1999).................................  $22.63  $25.03  $14.77
   Natural gas (per MCF)...............................  $ 3.49  $ 3.50  $ 1.94
Production (lifting) costs (per BOE)...................  $10.02  $ 9.21  $ 6.84
Amortization (per BOE).................................  $ 2.54  $ 2.18  $ 1.95


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

     Oil and Gas Producing Activities

     CAPITALIZED COSTS. The following table presents the Company's aggregate capitalized costs relating to oil and gas producing activities, all located in the United States, and the aggregate amount of related depreciation, depletion and amortization:

                                              December 31,
                                        -----------------------
                                           2001          2000
                                           ----          ----
Capitalized Costs:                          (In thousands)
Oil and gas producing properties.....   $368,030      $401,851
Unproven properties..................     19,123        20,174
                                        ---------     ---------
   Total.............................   $387,153      $422,025
                                        =========     =========

Accumulated depreciation, depletion
   and amortization..................   $241,719      $318,111
                                        =========     =========

     The reduction in Capitalized Costs are primarily due to retirements and abandonments of oil and gas properties.

     COSTS INCURRED. The following table presents costs incurred by the Company, all in the United States, in oil and gas property acquisition, exploration and development activities:

                                               Year Ended December 31,
                                        ------------------------------------
                                           2001          2000          1999
                                           ----          ----          ----
Property Acquisition:                              (In thousands)
     Unproved properties.............   $      -      $      -      $      -
     Proved properties...............     34,651         6,917         1,092
Exploration..........................      2,705           789         1,461
Development..........................     14,083        10,783         4,101
                                        ---------     ---------     ---------
                                        $ 51,439      $ 18,489      $  6,654
                                        =========     =========     =========

     RESULTS OF OPERATIONS. The following table sets forth the results of operations of the Company's oil and gas producing activities, all in the United States. The table does not include activities associated with carbon dioxide, helium and sulfur produced from the LaBarge Project, which was sold in March 1999.

                                               Year Ended December 31,
                                        ------------------------------------
                                           2001          2000          1999
                                           ----          ----          ----
                                                   (In thousands)
Revenues.............................   $ 81,664      $ 80,865      $ 47,826
Production (lifting) costs...........     36,526        30,436        22,875
Depreciation, depletion and
     amortization....................      9,251         7,213         6,525
                                        ---------     ---------     ---------
                                          35,887        43,216        18,426
Income tax expense...................     12,094        15,558         6,265
                                        ---------     ---------     ---------
Results of operations................   $ 23,793      $ 27,658      $ 12,161
                                        =========     =========     =========

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES. The accompanying table presents a standardized measure of discounted future net cash flows relating to the production of the Company's estimated proved oil and gas reserves at the end of 2001 and 2000. The method of calculating the standardized measure of discounted future net cash flows is as follows:

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

                                                   December 31,
                                            -----------------------
                                                2001         2000
                                                ----         ----
                                                  (In thousands)
Future cash inflows......................   $  719,948   $1,194,169
Future production costs..................      446,765      411,678
Future development costs.................        2,009       14,831
Future income tax expenses...............       49,348      233,079
                                            -----------  -----------
Future net cash flows....................      221,826      534,581
10% annual discount for estimated
     timing of cash flows................       97,853      254,919
                                            -----------  -----------
Standardized  measure of discounted
     future net cash flows relating
     to proved oil and gas reserves......   $  123,973   $  279,662
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

     CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS. The table below presents a reconciliation of the aggregate change in standardized measure of discounted future net cash flows:

                                                    Year Ended December 31,
                                             -----------------------------------
                                               2001         2000         1999
                                               ----         ----         ----
                                                      (In thousands)
Sales and transfers, net of production
     costs...............................  $ (45,138)   $ (50,429)   $ (24,951)
Net changes in prices and production
     costs...............................   (236,992)     113,507      242,115
Extensions and discoveries, net of
     future production and development
     costs...............................     16,451       19,831        9,829
Purchases of minerals in place...........     53,302       13,284        4,348
Sales of minerals in place...............    (48,039)           -       (5,047)
Changes in estimated future development
     costs...............................      2,489         (717)        (546)
Revisions of quantity estimates..........    (13,237)      (4,673)      47,181
Accretion of discount....................     27,966       20,540        6,133
Net change in income taxes...............     95,018      (42,618)     (79,014)
Changes in production rates (timing)
     and other...........................     (7,510)       5,539      (55,978)
                                           ----------   ----------   ----------
     Net change..........................  $(155,690)   $  74,264    $ 144,070
                                           ==========   ==========   ==========

     The Company's oil and gas exploration and production activities are conducted entirely within the United States by HPC and are concentrated in Wyoming. At December 31, 2001, the Company's estimated proved reserves were 39.9 MMBO and 32.8 BCF of gas. The Company's major producing properties include Salt Creek and Elk Basin. These two major fields represent 36.8 MMBOE, or 81% of the Company's total proved reserves. Substantially all of the Company's oil and natural gas production is sold on the spot market or pursuant to contracts priced according to the spot market.

     Description of Significant Properties

     Salt Creek. The Company owns and operates the Salt Creek field located in the Powder River Basin in Natrona County, Wyoming. The Company's working interest varies from 98.1% to 100% in this multi-pay field. The field underwent primary development beginning in 1908. In the 1960's, a waterflood was installed in the "Light Oil Unit" ("LOU") which is unitized from the surface to the base of the Sundance 3 formation. There are currently 758 producing wells and 594 injection wells located in the LOU on a flood pattern of approximately five acre well spacing. As of December 2001, the field was producing 4,584 barrels per day of sweet crude oil, 166 barrels per day of sour crude and 36 barrels per day of NGLs net to the Company. The most prolific producing formation in the LOU is the Wall Creek 2 at a depth of 1,500 feet. It has produced approximately 392 MMBO from an original estimated 950 MMBO in place. In addition, the field has produced another 269 MMBO from multiple horizons varying in depth down to 4,000 feet.

     The Company continues to actively pursue opportunities to optimize this massive waterflood. A balanced program of establishing effective injection rates and pressures within waterflood patterns has been combined with appropriate artificial lift enhancements. In addition, recompletions of shut-in or plugged wellbores into minor horizons have been successful and more are planned in 2002. These low cost exploitation activities have eliminated the production decline in the field over the last four years.

     Elk Basin. The Company owns and operates the Elk Basin field, located in the Bighorn Basin in Park County, Wyoming and Carbon County, Montana. The productive horizons range in depth from 1,700 feet to 6,000 feet, with the majority of the production coming from the Embar-Tensleep and the Madison formations. As of December 2001, the field was producing 3,578 barrels per day of oil and 467 barrels per day of NGLs net to the Company from 246 producing wells and 72 injecting wells. Through a combination of gas cap pressure maintenance in the Embar-Tensleep reservoir and continued successful capital and expense projects throughout the field, production has remained at essentially the same level as the acquisition in 1997.

     The  Embar-Tensleep   reservoir  was  under  flue  gas  injection  pressure
maintenance   from  1949  until  1974  when  injection  into  the  gas  cap  was discontinued. The Company re-established flue gas injection to initiate an increase in reservoir pressure in 1998. Pressure monitoring wells in the gas cap indicate that the reservoir pressure continues to increase. In addition to continued activity in the pressure maintenance project, the Company has plans to drill an Embar-Tensleep well in 2002. This well is intended to serve as both an in-fill and a down-dip extension test on the west flank of the structure.

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

     Unproven Properties. The Company acquired significant oil and gas properties from Amoco Production Company in 1997. The Salt Creek Field was identified as having significant potential beyond its existing producing reserves through tertiary recovery means. Accordingly, a portion of the acquisition cost was allocated to this CO2 flood candidate. In light of the unusually low oil price environment for nearly two years following the acquisition, limited evaluation work was done during that period. With the rebound of oil prices, Company personnel and consultants studied the property to determine the feasibility of such a project. The study culminated in a recommendation to the Board of Directors to implement a pilot CO2 flood, estimated to cost $10.6 million, $8.2 million of which would be spent in the first three years. The board approved the capital expenditures necessary to fund the pilot. Funding for the pilot is expected to come from internally generated cash flow, but expenditures will not commence until a CO2 supply is assured. While a successful pilot would be encouraging, additional pilots may be necessary in order to prove the method effective across the field.

     In order to commence the flood, a CO2 pipeline has to be extended into the area. Discussions and negotiations are underway with parties who have the experience and the capital necessary to build, fund and operate such a line.

     At December 31, 2001, $14.6 million attributable to this property is included in unproven properties on the balance sheet. If the CO2 flood project is abandoned or not successful, the associated costs will be transferred to the full cost pool and would result in increasing depletion expense in future periods. The Company has not recognized any proved reserves attributable to the CO2 potential of this property.

B.   Other Properties

     The Company leases approximately 52,900 square feet for use as corporate and administrative offices in Houston, Texas.

Item 3.  Legal Proceedings

     The Company, through its subsidiaries, is involved from time to time in various claims, lawsuits and administrative proceedings incidental to its business. In the opinion of management, the ultimate liability thereunder, if any, will not have a material adverse effect on the financial condition or results of operations or cash flows of the Company. See Note 7 of Notes to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                              Part II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
         Matters

     Howell  Corporation  common stock is traded on the New York Stock Exchange.
Symbol:  HWL

                                                               Cash
                                                  Price      Dividends
                                              -------------  ---------
         For quarter ended                    High     Low       $
         ------------------                   -----   -----    -----
          March 31, 2000...................    6.76    5.05     0.04
          June 30, 2000....................    9.37    5.91     0.04
          September 30, 2000...............   12.39    8.30     0.04
          December 31, 2000................   12.16   10.12     0.04
          March 31, 2001...................   14.85   10.05     0.04
          June 30, 2001....................   15.05   11.40     0.04
          September 30, 2001...............   12.38    8.90     0.04
          December 31, 2001................   11.92    8.55     0.04

     Approximate number of equity shareholders as of December 31, 2001: 1,800. Share prices have been restated to reflect the effect of the 10% stock dividend paid during March 2001.

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

     Subsequent Event

     On January 30, 2002, the Company declared a 10% stock dividend to be paid on March 21, 2002, for common shareholders of record on March 7, 2002. The number of common shares outstanding will increase by 10% when the dividend is paid. Additionally, the price at which the convertible preferred stock may be converted into common shares will be reduced from $15.00 to approximately $13.64 after the dividend. See Note 10 of Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

     The information below is presented in order to highlight significant trends in the Company's results from continuing operations and financial condition. See Consolidated Financial Statements and Notes thereto.

                                                              Year Ended December 31, (1)
                                         -------------------------------------------------------------------
                                            2001          2000           1999         1998 (2)        1997
                                            ----          ----           ----         ----            ----
                                                      (In thousands, except per share amounts)

Revenues from continuing operations....  $ 84,283      $ 81,065       $ 48,310       $ 51,422      $ 34,663
                                         ---------     ---------      ---------      ---------     ---------
Net earnings (loss) from continuing
     operations........................  $ 18,934      $ 21,443       $  4,945       $(68,076)     $  2,887
                                         ---------     ---------      ---------      ---------     ---------
Basic earnings (loss) per common
     share from continuing operations..  $   2.76      $   3.16       $   0.42       $ (11.72)     $   0.08
                                         ---------     ---------      ---------      ---------     ---------
Diluted earnings (loss) per common
     share from continuing operations..  $   2.20      $   2.50       $   0.42       $ (11.72)     $   0.08
                                         ---------     ---------      ---------      ---------     ---------
Property, plant and equipment, net.....  $147,387      $105,160       $ 93,046       $121,634      $226,228
                                         ---------     ---------      ---------      ---------     ---------
Total assets...........................  $164,776      $125,414       $117,983       $166,291      $268,122
                                         ---------     ---------      ---------      ---------     ---------
Long-term debt.........................  $ 87,000      $ 67,000       $ 82,000       $102,000      $117,000
                                         ---------     ---------      ---------      ---------     ---------
Shareholders' equity...................  $ 53,916      $ 38,919       $ 20,680       $ 26,871      $ 97,639
                                         ---------     ---------      ---------      ---------     ---------
Cash dividends per common share........  $   0.16      $   0.16       $   0.16       $   0.16      $   0.16
                                         ---------     ---------      ---------      ---------     ---------
Cash dividends per preferred share.....  $   3.50      $   3.50       $   3.50       $   3.50      $   3.50
                                         ---------     ---------      ---------      ---------     ---------


(1) See Note 4 of Notes to Consolidated Financial Statements regarding the 1999 impairment and sale and the 1996 sale, contribution and conveyance of crude oil gathering and marketing, pipeline, and transportation operations.
(2) Includes $102,167 (pre-tax) charge for impairment of oil and gas properties in 1998.


Summarized below are the Company's quarterly financial data for 2001 and 2000.

                                                                           2001 Quarters
                                                       ----------------------------------------------------
                                                         First         Second         Third         Fourth
                                                         -----         ------         -----         ------
                                                             (In thousands, except per share amounts)

Revenues from operations............................   $ 22,971      $ 22,839       $ 21,547       $ 16,926
Earnings from operations before income taxes........     10,149         8,813          7,039          2,537
Net earnings from operations........................      6,597         5,728          4,716          1,893
Net earnings from operations per share - basic......       0.99          0.86           0.69           0.22
Net earnings from operations per share - diluted....       0.77          0.66           0.55           0.21



                                                                           2000 Quarters
                                                       ----------------------------------------------------
                                                         First         Second         Third         Fourth
                                                         -----         ------         -----         ------
                                                             (In thousands, except per share amounts)

Revenues from operations............................   $ 18,276      $ 18,789       $ 21,300       $ 22,700
Earnings from operations before income taxes........      6,985         7,306          8,916         10,297
Net earnings from operations........................      4,540         4,678          5,634          6,591
Net earnings from operations per share - basic......       0.65          0.67           0.83           0.99
Net earnings from operations per share - diluted....       0.53          0.55           0.65           0.76

Item  7.   Management's   Discussion   and  Analysis of  Financial Condition and
           Results of Operations

     The following is a discussion of the Company's financial condition, results of operations, capital resources and liquidity. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto.

RESULTS OF CONTINUING OPERATIONS

     The Company's business is oil and gas exploration, production, acquisition and development. Results of continuing operations for the three years ended December 31, 2001, are discussed below. See Note 2 of Notes to Consolidated Financial Statements.

     Oil and Gas Production

                                                  Year Ended December 31,
                                               -----------------------------
                                                 2001      2000       1999
                                                 ----      ----       ----
Revenues (in thousands):
Sales of oil and natural gas.................. $81,664   $80,865    $47,826
Other.........................................   2,619       200        484
                                               --------  --------   --------
     Total revenues........................... $84,283   $81,065    $48,310
                                               ========  ========   ========

Operating profit (in thousands)............... $32,481   $39,647    $14,752
                                               ========  ========   ========

Operating information:
Average net daily production:
    Oil and NGL (BBLs) .......................   8,706     7,745      7,789
    Natural gas (MCF).........................   7,676     7,735      8,203

Average sales prices:
    Oil and NGL (per BBL) (includes
     effect of hedging in 2000 and 1999)...... $ 22.63   $ 25.03    $ 14.77
    Natural gas (per MCF)..................... $  3.49   $  3.50    $  1.94

     Revenues

     During 2001, revenues increased 4% when compared to the year ended 2000. The increase was primarily due to other revenues resulting from a $1.6 million increase in the market value of the commodity contracts. Also, a 12% increase in average oil and NGL production, partially offset by a 10% decrease in average oil and NGL prices, contributed to the increase. The increase in production was partially due to the Company's purchase of additional interests in Elk Basin during the fourth quarter 2001. See Note 2 of Notes to Consolidated Financial Statements.

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

     Operating Profit

     During 2001, operating profits decreased $7.2 million primarily as a result of a $6.1 million increase in lease operating costs and a $2.0 million increase in depletion costs. Lease operating costs increased primarily due to a 12% increase in liquids production and higher vendor costs. The operating profit decrease was partially offset by the increased revenues resulting from the commodity contracts and the increase in oil and NGL production.

     During 2000, operating profits increased $24.9 million primarily as a result of increased average energy prices. The increase was partially offset by a $7.6 million increase in operating expenses primarily due to higher severance and production taxes of $4.3 million. Operating profits were also offset by an 11% increase in amortization expense.

     Howell's average realized oil price excluding NGLs for 2001 was $22.80 per barrel as compared to $25.22 per barrel in 2000. The 2000 price includes the effects of hedging. There were no hedges affecting the 2001 price.

     Interest Expense

     Interest expense decreased $2.1 million in 2001 as a result of a decrease in interest rates. The Company increased debt by $20.0 million during 2001, partially as a result of the Company's purchase of Conoco's interest in Elk Basin during the fourth quarter 2001.

     Interest expense decreased $1.0 million in 2000 as a result of a decrease in long-term debt. The Company reduced debt by $15.0 million during 2000 as a result of cash flows from continuing operations of $38.4 million. The sale of LLC for $3.0 million also contributed to the reduced debt.

     See  Notes  2  and  5  of  Notes  to  Consolidated   Financial Statements.

     Provision for Income Taxes

     The Company's effective tax rate of 34% reflects the statutory federal rate plus state income taxes as adjusted for permanent differences.

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

     These results have been reclassified as discontinued operations. See Note 4 of Notes to Consolidated Financial Statements. There is no allocated interest as interest expense incurred was strictly for the oil and gas business. The following table presents the detail of net loss from discontinued operations as presented on the Consolidated Statements of Operations:

                                                                                  Year Ended December  31,
                                                                                ----------------------------
                                                                                  2001      2000      1999
                                                                                  ----      ----      ----
                                                                                        (in thousands)
Discontinued operations:
     Net loss of Genesis less applicable income taxes of $(4,702).............  $     -   $     -   $(9,129)
     Net earnings from technical fuels less applicable income taxes of $752...        -         -     1,284
                                                                                --------  --------  --------
Net loss from discontinued operations.........................................  $     -   $     -   $(7,845)
                                                                                ========  ========  ========



LIQUIDITY AND CAPITAL RESOURCES

     The Company satisfies its liquidity needs through a combination of cash flow generated from operations and bank borrowings. The main products produced by the Company (oil, gas and natural gas liquids) are commodities for which markets have historically been readily available and it is expected that they will continue to be. The prices for these commodities however, have been volatile. During 2001, closing prices for crude oil (as quoted by the New York Mercantile Exchange) ranged from a low of $17.45 to a high of $32.19 while prices for gas ranged from $1.83 to $9.82.

     Such variability can cause dramatic swings in the cash flow generated from operations. If prices trend higher or lower, the Borrowing Base will be affected as well. Both impact the liquidity of the Company and dictate the flexibility of the Company to carry out its business plans.

     Credit Facility

     The Company entered into an Amended and Restated Credit Agreement effective December 1, 1998 ("Credit Facility"). This is a revolving credit facility that was amended on July 26, 2001, and terminates no later than July 26, 2004, at which time all borrowings must be repaid. The Borrowing Base, which is redetermined semi-annually by the banks, was $115 million at December 31, 2001. Borrowings under the facility cannot exceed the lesser of the Borrowing Base or the sum of the banks' commitments, which at December 31, 2001, was $100 million. The Company has the right to seek additional commitments from the existing banks or by bringing one or more additional banks into the group. Additionally, availability can be affected dramatically based upon the volatility of oil and gas prices.

     Outstanding amounts under the Credit Facility bear interest, at the Company's option, at either the Eurodollar Loan rate ("Libor"), or the Base Rate (prime), plus the Applicable Margin. The Applicable Margin is determined by the Borrowing Base Utilization Percentage. As a result, interest rates range from as low as Libor plus 1.50% or the Base Rate plus 0.00% if 50% or less of the Borrowing Base is used, to as high as Libor plus 2.25% or the Base Rate plus 0.25% if greater than 90% of the Borrowing Base is used.

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

     As of December 31, 2001, $79.0 million of Libor-based loans bore interest at an average rate of 3.70% per annum and $8.0 million of Base rate borrowings bore interest at 4.75%.

     Other

     At December 31, 2001 the Company had working capital of $1.2 million. In 2001, cash provided from operating activities was $37.9 million.

     In 1993, the Company issued 690,000 shares of $3.50 convertible preferred stock. The net proceeds from the sale were $32.9 million. Dividends on the convertible preferred stock are paid quarterly. Such dividends accrue and are cumulative. The Company has paid all dividends on time.

     The Company currently anticipates spending approximately $0.1 million during fiscal years 2002 and 2003 at various facilities for capital and operating costs associated with ongoing environmental compliance and may continue to have expenditures in connection with environmental matters beyond fiscal year 2003. The Company spent $0.3 million on such expenditures in 2001. See Note 8 of Notes to Consolidated Financial Statements.

     The Company occupies office and operational facilities and uses equipment under operating lease arrangements. Expense of these arrangements amounted to $0.6 million in 2001 and $0.5 million in 2000 and 1999. At December 31, 2001, long-term commitments for lease of facilities and equipment totaled approximately $2.2 million, consisting of $0.7 million for each year 2002 through 2004, and $0.2 million for 2005.

     The Company believes that its cash flow from operations, and amounts available under the Credit Facility, will be sufficient to satisfy its current liquidity and capital expenditure requirements budgeted to be $13.1 million for 2002. At December 31, 2001, the Company had cash and cash equivalents of $7.4 million, and $12.8 million available to it under the Credit Facility. A decline in the value of the Company's proved reserves could result in the bank reducing the Borrowing Base, thereby causing mandatory payments under the Credit Facility. While the Company does not expect this to occur in 2002, such payments would adversely affect the Company's ability to carry out its capital expenditure program and could cause the Company to recapitalize its debt through the public or private placement of securities. Equity markets tend to be less attractive in a low price environment.

CRITICAL ACCOUNTING POLICIES

    Full Cost Method of Accounting for Oil & Gas Activities

     The Securities and Exchange Commission ("SEC") prescribes in Regulation SX the financial accounting and reporting standards for companies engaged in oil and gas producing activities. Two methods are prescribed: the successful efforts method and the full cost method. Like many other oil and gas companies, Howell has chosen to follow the full cost method. At the time it was adopted, management believed that this method would be preferable, as earnings tend to be less volatile than under the successful efforts method. See Note 1 of Notes to Consolidated Financial Statements.

     However, the volatility of commodity prices can result in significant non-cash charges, as the full cost pool may be impaired when prices are lower. The Company has experienced this situation numerous times over the years, most recently in 1998. Many companies have announced write-downs as a result of lower oil and gas prices at the end of 2001. Howell did not incur such a write-down at the end of 2001, as it had a small cushion, one that could be eroded with a drop of oil prices of only $1 to $2 per barrel from year-end.

     The Company's oil and gas reserves are quite mature but still have a relatively long life. However, even a temporary drop in prices can have a material impact on its business. Lower prices could result in a reduced borrowing base under our Credit Facility and a reduction of our full cost pool. A significant write-down could result in a violation of our tangible net worth covenant under our Credit Facility. A sustained period of low prices, combined with the relatively high operating expenses associated with the mature reserves, could pose a risk to the growth or viability of the Company.

    Unproven Properties

     The Company, at December 31, 2001, carried unproven properties on the balance sheet of $19.1 million. These properties are reviewed at least annually for impairment, as required by the full cost rules of Regulation SX. At December 31, 2001, $14.6 million of this amount was attributable to a potential tertiary recovery project at Salt Creek. The Company acquired this property in 1997.
During 2001, management obtained approval from the Board of Directors to implement a pilot CO2 flood, estimated to cost $10.6 million, $8.2 million of which would be spent in the first three years. Funding for the pilot is expected to come from internally generated cash flow but expenditures will not commence until a CO2 supply is assured. While a successful pilot would be encouraging, additional pilots may be necessary in order to prove the method effective across the field.

     The CO2 supply is dependent upon extending a CO2 pipeline system into the area. Discussions and negotiations are underway with parties who have the experience and capital necessary to build, fund and operate such an extension. There is no present commitment to build the pipeline extension. Management expects said extension to be built but, the Company does not control the timing. Even at present commodity pricing, this project is believed to be feasible and could result in significant additional proved reserves should the pilot(s) be successful.


ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that all business combinations initiated (as defined by the standard) after June 30, 2001, be accounted for using the purchase method. Companies may no longer use the pooling method of accounting for future combinations.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company as of January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized over an estimated useful life, as previously required. Instead, goodwill amounts will be subject to a fair-value-based annual impairment assessment. The standard also requires certain identifiable intangible assets to be recognized separately and amortized as appropriate. No such intangibles have been identified at the Company. The Company believes the adoption of SFAS No. 142 will not have a material effect on its consolidated results of operations, cash flows, or financial position.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 is effective for the fiscal years beginning after June 15, 2002, and early adoption is permitted. The Company is currently assessing the new standard and has not yet determined the impact on its consolidated results of operations, cash flows, or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new rules supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rules retain many of the fundamental recognition and measurement provisions, but significantly change the criteria for classifying an asset as held-for-sale. SFAS No. 144 is effective for the fiscal years beginning after December 15, 2001, and early adoption is permitted. The Company believes adoption of this standard will not have a material effect on its consolidated results of operations, cash flows, or financial position.


FORWARD-LOOKING STATEMENTS

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

     In 1999, the Company entered into two hedging programs. The first program was a purchase of a put option and a sale of a call option covering 1,750 barrels of oil per day effective April 1, 1999, through December 31, 1999. The strike prices were $15.00 per barrel for the put option and $17.00 per barrel for the call option. The second program was a purchase of a put option and a sale of a call option also covering 1,750 barrels of oil per day effective from May 1, 1999, through December 31, 1999. The strike prices were $14.50 per barrel for the put option and $18.80 per barrel for the call option. There were no premiums associated with either of these programs. The strike price of the call options was exceeded, resulting in a reduction of revenues of $3.5 million from what would have been received had no hedging programs been in place. Without the options the average price per barrel of oil for the year ended December 31, 1999, would have increased from $14.95 to $16.23.

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

     During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU per day for NYMEX contract months March through December 2001, allowing it to benefit should gas prices fall. The premium paid was $0.3 million. The change in market value resulted in earnings of $0.9 million in 2001.

     During the second quarter of 2001, the Company purchased a put option covering 4,000 barrels of oil per day for calendar months June through December 2001, allowing it to benefit should the NYMEX price for oil fall below $23.40 per barrel. The premium paid was $0.4 million. The change in market value resulted in earnings of $0.7 million in 2001.


Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section.

Item  9.  Changes  in  and   Disagreements   with  Accountants on Accounting and
          Financial Disclosure

     None.



                             Part III

Item 10.  Directors and Executive Officers of the Registrant

     Regarding Directors, the information appearing under the caption "Election of Directors" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2002 Annual Shareholders' Meeting, is incorporated herein by reference. Regarding executive officers, information is set forth below.

     The executive officers are elected annually.

               Name          Age              Position
               ----          ---              --------
      Donald W. Clayton....  65  Chairman
      Richard K. Hebert....  50  President and Chief Executive Officer
      Allyn R. Skelton, II.  50  Vice President and Chief Financial Officer
      Robert T. Moffett....  50  Vice President, General Counsel and Secretary
      John E. Brewster, Jr.  51  Vice President, Corporate Development and
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

     Regarding delinquent filers pursuant to Item 405 of Regulation S-K, the information appearing under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2002 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 11.  Executive Compensation

     The information appearing under the captions "Compensation of Executive Officers" and "Certain Transactions" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2002 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management

     The information appearing under the caption "Security Ownership of Management and Certain Beneficial Owners" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2002 Annual Shareholders' Meeting, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information appearing under the caption "Certain Transactions" set forth in the Company's definitive proxy statement, to be filed within 120 days after the close of the fiscal year in connection with the 2002 Annual Shareholders' Meeting, is incorporated herein by reference.

                              Part IV

Item 14.  Exhibits,  Financial  Statement  Schedules and Reports on Form 8-K

     (a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report (see page 20).

     (a) (3) and (c). The response to this portion of Item 14 is submitted as a separate section of this report (see page 37).

     (b) Reports on Form 8-K.

         A report on Form 8-K was filed on October 18, 2001, announcing that the Company signed a definitive Purchase and Sale Agreement to acquire Conoco Inc.'s interest in the Elk Basin Field, a producing oil property located in Wyoming and Montana, for $26 million, effective September 1, 2001.

         A report on Form 8-K was filed on November 20, 2001, announcing that pursuant to the purchase and sale agreement, the Company completed the purchase of Conoco Inc.'s interest in the Elk Basin Field, a producing oil property located in Wyoming and Montana.

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

                                        Date: February 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            Signature                   Title                    Date
            ---------                   -----                    ----

                                 Principal Executive
   /s/  DONALD W. CLAYTON        Officer and Director     February 25, 2002
-------------------------------
        Donald W. Clayton
            Chairman

                                 Principal Executive
   /s/  RICHARD K. HEBERT        Officer and Director     February 25, 2002
-------------------------------
        Richard K. Hebert
            President
               and
     Chief Executive Officer

   /s/   ROBERT M. AYRES, JR.          Director           February 25, 2002
-------------------------------
         Robert M. Ayres, Jr.

   /s/   RONALD E. HALL                Director           February 25, 2002
-------------------------------
         Ronald E. Hall

   /s/   KEN C. TAMBLYN                Director           February 25, 2002
-------------------------------
         Ken C. Tamblyn

                       HOWELL CORPORATION AND SUBSIDIARIES


                                    FORM 10-K

                           ITEMS 8, 14(a) (1) and (2)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of the registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

                                                                          Page
                                                                          ----
      Independent Auditors' Report.......................................  21
      Consolidated Financial Statements:
        Consolidated Balance Sheets......................................  22
        Consolidated Statements of Operations............................  23
        Consolidated Statements of Changes in Shareholders' Equity.......  24
        Consolidated Statements of Cash Flows............................  25
        Notes to Consolidated Financial Statements.......................  26


      The financial statement schedules are omitted because they are not applicable, are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To Howell Corporation:

     We have audited the accompanying consolidated balance sheets of Howell Corporation and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Howell Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.







/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2002



                       HOWELL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                 December 31,
                                                           ----------------------
                                                              2001        2000
                                                              ----        ----
                                                     (In thousands, except share data)
Assets
Current assets:
   Cash and cash equivalents.............................. $   7,442   $   5,553
   Trade accounts receivable, less allowance for
      doubtful accounts of $187 in 2001 and $66 in 2000...     6,868      12,515
   Income tax receivable - federal........................     1,037         705
   Deferred income taxes..................................        59          59
   Other current assets...................................     1,296         750
                                                           ----------  ----------
      Total current assets................................    16,702      19,582
                                                           ----------  ----------
Property, plant and equipment:
   Oil and gas properties, utilizing the full cost
      method of accounting................................   368,030     401,851
   Unproven properties....................................    19,123      20,174
   Other..................................................     4,688       3,737
   Less accumulated depreciation, depletion and
      amortization........................................  (244,454)   (320,602)
                                                           ----------  ----------
      Net property, plant and equipment...................   147,387     105,160
                                                           ----------  ----------
Other assets..............................................       687         672
                                                           ----------  ----------
      Total assets........................................ $ 164,776   $ 125,414
                                                           ==========  ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable....................................... $  10,284   $  10,849
   Accrued liabilities - oil and gas properties...........     2,380       2,521
   Accrued liabilities - other............................     2,766       2,605
   Income taxes payable - state...........................        74         319
                                                           ----------  ----------
      Total current liabilities...........................    15,504      16,294
                                                           ----------  ----------
Deferred income taxes.....................................     5,628         625
                                                           ----------  ----------
Other liabilities.........................................     2,728       2,576
                                                           ----------  ----------
Long-term debt............................................    87,000      67,000
                                                           ----------  ----------
Commitments and contingencies - see Note 8
Shareholders' equity:
   Preferred stock, $1 par value; 690,000 shares issued
       and Outstanding; liquidation value of $34,500,000..       690         690
   Common stock, $1 par value; 6,098,652 shares issued
       and outstanding in 2001 (5,524,907 shares in
       2000) - see Note 10................................     6,099       5,525
   Additional paid-in capital.............................    46,729      41,079
   Deferred compensation..................................      (828)       (209)
   Retained earnings (deficit)............................     1,226      (8,166)
                                                           ----------  ----------
      Total shareholders' equity..........................    53,916      38,919
                                                           ----------  ----------
      Total liabilities and shareholders' equity.......... $ 164,776   $ 125,414
                                                           ==========  ==========


See accompanying Notes to Consolidated Financial Statements.


                              HOWELL CORPORATION AND SUBSIDIARIES
                             Consolidated Statements of Operations

                                                                Year  Ended  December 31,
                                                           ----------------------------------
                                                               2001        2000        1999
                                                               ----        ----        ----
                                                        (In thousands, except per share amounts)
Revenues.................................................  $  84,283   $  81,065   $  48,310
                                                           ----------  ----------  ----------
Costs and expenses:
   Operating expenses....................................     36,526      30,436      23,093
   Depreciation, depletion and amortization..............      9,496       7,353       6,671
   General and administrative expenses...................      5,620       3,629       3,794
   Other.................................................        160           -           -
                                                           ----------  ----------  ----------
                                                              51,802      41,418      33,558
                                                           ----------  ----------  ----------
Other income (expense):
   Interest expense......................................     (4,175)     (6,283)     (7,329)
   Interest income.......................................        140         142         118
   Other-net.............................................         92          (2)         45
                                                           ----------  ----------  ----------
                                                              (3,943)     (6,143)     (7,166)
                                                           ----------  ----------  ----------
Earnings from continuing operations before income taxes..     28,538      33,504       7,586
Income tax expense ......................................      9,604      12,061       2,641
                                                           ----------  ----------  ----------
Net earnings from continuing operations..................     18,934      21,443       4,945

Discontinued operations:
   Net loss (less applicable income taxes of $3,950))....          -           -      (7,845)
                                                           ----------  ----------  ----------
Net earnings (loss)......................................     18,934      21,443      (2,900)
   Less: cumulative preferred stock dividends............     (2,415)     (2,415)     (2,415)
                                                           ----------  ----------  ----------
Net earnings (loss) applicable to common stock...........  $  16,519   $  19,028   $  (5,315)
                                                           ==========  ==========  ==========

Basic earnings (loss) per common share - see Note 10:
   Continuing operations.................................  $    2.76   $    3.16   $    0.42
   Discontinued operations...............................          -           -       (1.30)
                                                           ----------  ----------  ----------
   Net earnings (loss) per common share - basic..........  $    2.76   $    3.16   $   (0.88)
                                                           ==========  ==========  ==========

Weighted average shares outstanding - basic..............      5,981       6,021       6,019
                                                           ==========  ==========  ==========

Diluted earnings (loss) per common share -  see Note 10:
   Continuing operations.................................  $    2.20   $    2.50   $    0.41
   Discontinued operations...............................          -           -       (1.28)
                                                           ----------  ----------  ----------
   Net earnings (loss) per common share - diluted........  $    2.20   $    2.50   $   (0.87)
                                                           ==========  ==========  ==========

Weighted average shares outstanding - diluted............      8,616       8,565       6,109
                                                           ==========  ==========  ==========

See accompanying Notes to Consolidated Financial Statements



                                               HOWELL CORPORATION AND SUBSIDIARIES
                                   Consolidated Statements of Changes in Shareholders' Equity

                                               Preferred     Common          Treasury
                                                 Stock        Stock            Stock     Additional             Retained
                                             -----------   -------------  --------------  Paid-In    Deferred   Earnings
                                             Shares   $    Shares    $    Shares     $    Capital  Compensation (Deficit)   Total
                                             ------   -    ------    -    ------     -    -------  ------------ ---------   -----

                                                                                 (In thousands)
Balances, December 31, 1998..................  690 $ 690   5,472  $5,472     -  $     -   $40,829   $      -   $(20,120)  $ 26,871
   Net loss - 1999...........................    -     -       -       -     -        -         -          -     (2,900)    (2,900)
   Cash dividends - $0.16 per Common share...    -     -       -       -     -        -         -          -       (876)      (876)
   Cash dividends - $3.50 per Preferred
      share..................................    -     -       -       -     -        -         -          -     (2,415)    (2,415)
                                              ---- ------  ------ -------  ---- --------  --------  ---------  ---------  ---------
Balances, December 31, 1999..................  690 $ 690   5,472  $5,472     -  $     -   $40,829   $      -   $(26,311)  $ 20,680
   Net earnings - 2000.......................    -     -       -       -     -        -         -          -     21,443     21,443
   Cash dividends - $0.16 per Common share...    -     -       -       -     -        -         -          -       (883)      (883)
   Cash dividends - $3.50 per Preferred
      share..................................    -     -       -       -     -        -         -          -     (2,415)    (2,415)
   Common stock issued to employees:
      Upon exercise of stock options.........    -     -       3       3     -        -        22          -          -         25
      Restricted stock.......................    -     -      50      50     -        -       228       (278)         -          -
      Amortization of deferred compensation..    -     -       -       -     -        -         -         69          -         69
                                              ---- ------  ------ -------  ---- --------  --------  ---------  ---------  ---------
Balances, December 31, 2000..................  690 $ 690   5,525  $5,525     -  $     -   $41,079   $   (209)  $ (8,166)  $ 38,919
   Net earnings - 2001.......................    -     -       -       -     -        -         -          -     18,934     18,934
   Cash dividends - $0.16 per Common share...    -     -       -       -     -        -         -          -       (956)      (956)
   Cash dividends - $3.50 per Preferred
      share..................................    -     -       -       -     -        -         -          -     (2,415)    (2,415)
Treasury stock purchased.....................    -     -       -       -   (78)  (1,060)        -          -          -     (1,060)
Treasury stock reissued......................    -     -       -       -    78    1,060      (170)      (890)         -          -
Stock dividend...............................    -     -     553     553     -        -     5,618          -     (6,171)         -
   Common stock issued to employees:
      Upon exercise of stock options.........    -     -      21      21     -        -       202          -          -        223
      Amortization of deferred compensation..    -     -       -       -     -        -         -        271          -        271
                                              ---- ------  ------ -------  ---- --------  --------  ---------  ---------  ---------
Balances, December 31, 2001..................  690 $ 690   6,099  $6,099     -  $     -   $46,729   $   (828)  $  1,226   $ 53,916
                                              ==== ======  ====== =======  ==== ========  ========  =========  =========  =========


See accompanying Notes to Consolidated Financial Statements.

                          HOWELL CORPORATION AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows

                                                                Year Ended December 31,
                                                            --------------------------------
                                                              2001        2000        1999
                                                              ----        ----        ----
                                                                  (In thousands)
OPERATING ACTIVITIES:
    Net earnings from continuing operations..............  $  18,934   $  21,443   $   4,945
    Adjustments for non-cash items:
        Depreciation, depletion and amortization.........      9,496       7,353       6,671
        Deferred income taxes............................      5,003       6,348       2,548
        Other............................................        300         (86)          -
                                                           ----------  ----------  ----------
    Earnings from continuing operations plus non-cash
        operating items..................................     33,733      35,058      14,164
    Changes in components of working capital from
        operations:
        Decrease (increase) in trade accounts
          receivable.....................................      5,647      (1,537)     (1,749)
        Decrease (increase) in income tax receivable.....       (332)       (705)      5,701
        Decrease (increase) in other current assets......       (546)      1,690      (1,863)
        Increase (decrease) in accounts payable..........       (564)      1,413       1,726
        Increase (decrease) in accrued and other
          liabilities....................................        243       2,462      (1,861)
                                                           ----------  ----------  ----------
    Cash provided by continuing operations...............     38,181      38,381      16,118
    Cash provided by (utilized in) discontinued
        operations.......................................       (318)       (307)      1,315
                                                           ----------  ----------  ----------
Cash provided by operating activities....................     37,863      38,074      17,433
                                                           ----------  ----------  ----------
INVESTING ACTIVITIES:
    Proceeds from the disposition of property............        667           -      28,715
    Additions to property, plant and equipment...........    (52,390)    (19,467)     (6,768)
    Other, net...........................................        (14)      3,107       2,152
                                                           ----------  ----------  ----------
Cash provided by (utilized in) investing activities......    (51,737)    (16,360)     24,099
                                                           ----------  ----------  ----------
FINANCING ACTIVITIES:
    Long-term debt:
        Borrowings (repayments) under credit
          facilities - net...............................     20,000     (15,000)    (42,000)
    Cash dividends:
        Common shareholders..............................       (956)       (883)       (876)
        Preferred shareholders...........................     (2,415)     (2,415)     (2,415)
    Exercise of stock options............................        194          25           -
    Stock purchased......................................     (1,060)          -           -
                                                           ----------  ----------  ----------
Cash provided by (utilized in) financing activities......     15,763     (18,273)    (45,291)
                                                           ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....      1,889       3,441      (3,759)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............      5,553       2,112       5,871
                                                           ----------  ----------  ----------

CASH AND CASH EQUIVALENTS, END OF YEAR...................  $   7,442   $   5,553   $   2,112
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

     Earnings Per Common Share

     Basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period. Diluted earnings per share assumes conversion of dilutive convertible preferred stocks and exercise of all outstanding stock options having exercise prices less than the average market price of the common stock using the treasury stock method. See Notes 9 and 10.

     Consolidated Statements of Cash Flows

     Included in the statements of cash flows are cash equivalents defined as short-term, highly liquid investments that are readily convertible to cash and so near to maturity that their value would not change significantly because of changes in interest rates. The Company made cash payments for interest of $4,157,000, $5,877,000 and $7,318,000 in 2001, 2000 and 1999, respectively. In
2001, 2000 and 1999, cash payments for income taxes totaled $5,394,000, $6,346,000 and $768,000, respectively.

     Disclosures About Fair Value of Financial Instruments

     The Company estimates that the carrying amount of its cash and cash equivalents and accounts receivable and payable and debt as reflected in its balance sheet approximates fair value.

     Stock Based Compensation

     The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.

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

     Environmental Liabilities

     The Company provides for the estimated costs of environmental contingencies when liabilities are likely to occur and reasonable estimates can be made. In accordance with full cost accounting rules, the Company provides for future environmental clean-up costs associated with oil and gas activities as a component of its depreciation, depletion and amortization expense. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to expense as incurred. See Note 8.

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

     During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU per day for NYMEX contract months March through December 2001, allowing it to benefit should gas prices fall. The premium paid was $0.3 million. The change in market value resulted in additional revenues of $0.9 million in 2001.

     During the second quarter of 2001, the Company purchased a put option covering 4,000 barrels of oil per day for calendar months June through December 2001, allowing it to benefit should the NYMEX price for oil fall below $23.40 per barrel. The premium paid was $0.4. The change in market value resulted in additional revenues of $0.7 million in 2001.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 effective January 1, 2001. The Company reviewed all of its contracts to determine which, if any, contain derivatives. As of January 1, 2001, the Company had only one derivative contract and it was accounted for and carried at market value. Therefore, upon adoption of SFAS No. 133, no transition adjustment was recorded by the Company.

     Revenue Recognition

     The Company recognizes oil and gas revenue from its interests in producing wells as oil and gas is sold from those wells. Oil and gas sold in production operations is not significantly different from the Company's share of production.

     The Company utilizes the sales method to account for gas production volume imbalances. Under this method, income is recorded based on the Company's net revenue interest in production taken for delivery. Management does not believe that the Company had any material gas imbalances at December 31, 2001 or 2000.

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

Note 2. Acquisitions & Dispositions

2001

      The Company exchanged producing oil and gas properties in a tax-free, like-kind exchange during the first quarter of 2001. The Company assigned all of its operated working interest in Main Pass Blocks 64 and 65 in exchange for a 26% non-operated working interest in the Salt Creek Field Light Oil Unit located in Natrona County, Wyoming. Howell also paid $7.6 million as part of the transaction. The exchange was completed during the first quarter of 2001.

     During the fourth quarter of 2001, the Company purchased an additional interest in the Elk Basin Field, a producing oil property located in Wyoming and Montana, for $25.6 million. The pro forma information shown below assumes that the effective date of the acquisition was the beginning of each period presented. Adjustments have been made to reflect changes in the Company's results from revenues and direct operating expenses of producing properties acquired, additional interest expense to reflect the acquisition and depreciation, depletion and amortization based on fair values assigned to the assets acquired. The unaudited pro forma financial data is not necessairly indicative of financial results that would have occurred had the acquisition occurred at the beginning of each period and should not be viewed as indicative of operations in future periods.

                                                                         Pro Forma Unaudited
                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                           2001       2000
                                                                           ----       ----
                                                                (In thousands, except per share data)
Revenues.............................................................   $ 99,256   $104,260
Net earnings from continuing operations..............................   $ 22,237   $ 28,372
Net earnings from continuing operations per common share - basic.....   $   3.31   $   4.31
Net earnings from continuing operations per common share - diluted...   $   2.58   $   3.31

2000

      During the second quarter of 2000, the Company purchased certain interests in the Salt Creek and Salt Creek South fields for $2.4 million. During the fourth quarter of 2000, the Company purchased certain interests in the South Elk Basin field for $3.4 million.

1999

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

     The properties sold during 1999 were not considered to be integral to the Company's future. The cumulative proceeds from these events, totaling $29.8 million, were used to reduce debt.
See Note 5.


Note 3.  Income Taxes

     A summary of the provision for income taxes (benefit) from operations included in the Consolidated Statements of Operations is as follows:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                     ----      ----      ----
     Current:                                             (In thousands)
         Federal.................................  $ 4,458   $ 5,395   $     -
         State...................................      143       318        93
     Deferred....................................    5,003     6,348     2,548
                                                   --------  --------  --------
     Income taxes from continuing operations.....    9,604    12,061     2,641
     Income taxes from discontinued operations...        -         -    (3,950)
                                                   --------  --------  --------
                                                   $ 9,604   $12,061   $(1,309)
                                                   ========  ========  ========


     Deferred income taxes are provided on all temporary differences between financial and taxable income. The approximate tax effects of each significant type of temporary difference and carryforward were as follows:

                                                Year Ended December 31,
                                                -----------------------
                                                     2001      2000
                                                     ----      ----
                                                     (In thousands)

Accrual of costs not deductible for tax..........  $    59   $    59
                                                   ========  ========

Accrual of costs not deductible for tax..........  $   137   $   196
Differences between book and tax bases of
     property, plant and equipment...............   (5,765)     (821)
                                                   --------  --------
     Net non-current deferred liabilities........  $(5,628)  $  (625)
                                                   ========  ========

     The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the applicable statutory U.S. federal income tax rate to the earnings from continuing operations before income taxes:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                     ----      ----      ----
                                                         (In thousands)
Provision for income taxes at the statutory
     rate........................................  $ 9,988   $11,726   $ 2,548
State income taxes...............................      143       318        93
Other............................................     (527)       17         -
                                                   --------  --------  --------
                                                   $ 9,604   $12,061   $ 2,641
                                                   ========  ========  ========

     As of December 31, 2001, the Company had no loss or credit carryforwards for federal income tax purposes.

Note 4.  Discontinued Operations

     The following table presents the detail of net loss from discontinued operations as presented on the Consolidated Statements of Operations:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                     ----      ----      ----
                                                         (In thousands)
Discontinued operations:
   Net loss of Genesis less applicable income
     taxes of $(4,702)...........................  $     -   $     -   $(9,129)
   Net earnings from technical fuels less
     applicable income taxes of $752.............        -         -     1,284
                                                   --------  --------  --------
Net loss from discontinued operations............  $     -   $     -   $(7,845)
                                                   ========  ========  ========


     In 1996, the Company conveyed the assets and business of its crude oil gathering and marketing operations and pipeline operations to Genesis Crude Oil, L.P., a Delaware limited partnership ("GCO"). Howell received cash of approximately $74 million and 991,300 subordinated limited partner units of GCO. Additionally, the Company received 46% of Genesis Energy, L.L.C., a Delaware limited liability company ("LLC"), a Delaware limited liability company which is the General Partner of GCO. Howell retained all liabilities arising from the operations, activities and transactions of the business up through the closing date, including various environmental-related liabilities. Howell recognized a gain of approximately $13.8 million.

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

     Summarized financial information for GCO for the year ended December 31, 1999, is as follows:

                                                 1999
                                                 ----
                                            (In thousands)
      Revenues............................... $2,161,012
      Net income............................. $    2,915
      Current assets......................... $  274,712
      Property & equipment, net.............. $   90,805
      Total assets........................... $  380,587
      Current liabilities.................... $  272,677
      Partners' capital...................... $   84,110


Note 5.  Debt and Available Credit Facilities

     Debt of the  Company  under its  revolving  credit loan  agreement  was $87
million  and  $67  million  at  December  31,  2001,   and  December  31,  2000,
respectively.

     The Company entered into an Amended and Restated Credit Agreement effective December 1, 1998 ("Credit Facility"). This is a revolving credit facility that was amended on July 26, 2001, and terminates no later than July 26, 2004. The Borrowing Base, which is redetermined semi-annually by the banks, was $115 million at December 31, 2001. Borrowings under the facility cannot exceed the lesser of the Borrowing Base or the sum of the banks' commitments, which at December 31, 2001, was $100 million. The Company has the right to seek additional commitments from the existing banks or by bringing one or more additional banks into the group. Additionally, availability can be affected dramatically based upon the volatility of oil and gas prices.

     Outstanding amounts under the Credit Facility bear interest, at the Company's option, at either the Eurodollar Loan rate ("Libor"), or the Base Rate (prime), plus the Applicable Margin. The Applicable Margin is determined by the Borrowing Base Utilization Percentage. As a result, interest rates range from as low as Libor plus 1.50% or the Base Rate plus 0.00% if 50% or less of the Borrowing Base is used, to as high as Libor plus 2.25% or the Base Rate plus 0.25% if greater than 90% of the Borrowing Base is used.

     The Credit Facility is secured by mortgages on substantially all of the Company's oil and gas properties. The Credit Facility contains certain other affirmative and negative covenants, including limitations on the ability of the Company to incur additional debt, sell assets, merge or consolidate, or pay dividends on its capital in excess of historical levels, a prohibition on change of control or management and maintenance of a tangible net worth requirement. In addition, the Credit Facility requires the Company to maintain a ratio of current assets plus borrowing capacity to current liabilities, excluding current maturities of long-term debt, of at least 1.0 to 1.0 and an interest coverage ratio of not less than 2.5 to 1.0 at the end of any fiscal quarter.

     The Company increased debt by $20.0 million during 2001 primarily as a result of the acquisition of producing properties.

     As of December 31, 2001, $79.0 million of Libor-based loans bore interest at an average rate of 3.70% per annum and $8.0 million of Base rate borrowings bore interest at 4.75%.

     At December 31, 2001, the Company had cash and cash equivalents of $7.4 million, and $12.8 million available to it under the Credit Facility. Should a decline in the value of the Company's proved reserves occur, the bank could reduce the borrowing base which is presently $115.0 million. Mandatory payments under the Credit Facility would be required should the borrowing base ever be reduced to a level lower than the amount outstanding at that time.

     The fair value of the Company's long-term debt at December 31, 2001 and 2000, was estimated to be the same as its carrying value in the balance sheet since all significant debt obligations bear interest at floating market rates.

Note 6.  Shareholders' Equity

     Preferred stock

     At December 31, 2001 and 2000, the Company had 3,000,000 shares of preferred stock authorized.

     In April 1993, the Company completed a public offering of 690,000 shares of $3.50 convertible preferred stock. The offering was priced at $50 per share to yield 7%. The Company has the option to redeem the convertible preferred stock at face value. The convertible preferred stock is convertible into common stock of the Company at the option of the holder, at any time, at a conversion rate equal to, approximately, 3.33 common shares for each preferred share, with fractional shares paid in cash. See Note 10.

     Dividends on the convertible preferred stock are paid quarterly. Such dividends accrue and are cumulative. Holders of the preferred stock have no voting rights except on matters affecting the rights of preferred shareholders. If at any time the equivalent of six quarterly dividends payable on the preferred stock are accrued and unpaid, the preferred shareholders will be entitled to elect two additional directors to the Company's Board of Directors. The Company is current in the payment of preferred dividends.

     Common stock

     At December 31, 2001 and 2000, the Company had 50,000,000 shares of common stock authorized. See Note 10.

     Common Stock Dividend

     On January 30, 2001, the Company declared a 10% stock dividend that was paid on March 22, 2001. Per share amounts for 2000 and 1999 have been restated to reflect the 10% stock dividend.

     Restricted stock

     During 2001, 78,100 shares of restricted stock were awarded having a market value of $11.76 per share as of the award date. Also, during 2000, 55,000 shares of restricted stock were awarded having a market value of $5.05 per share as of the award date. The total market value of such awards during 2001 and 2000 have been recorded as deferred compensation and are shown as a separate component of stockholder's equity and are amortized to expense over the vesting period.

     Employee stock options

     The Company maintains nonqualified stock option plans that allow the Company to grant stock options and other forms of equity-based incentives to the Company's executives, key employees, and non-employee directors. Stock options may be granted for periods up to 10 years and are generally subject to vesting over a period up to four years. At December 31, 2001, 228,311 shares were available for future option grants.

     Stock option activity for the Company during 2001, 2000 and 1999 was as follows:

                                    2001                  2000                   1999
                           ---------------------  ---------------------  ---------------------
                                       Weighted               Weighted                Weighted
                                        Average                Average                 Average
                             Number    Exercise     Number    Exercise     Number     Exercise
                           of Shares     Price    of Shares     Price    of Shares     Price
                           ----------  ---------  ----------  ---------  ----------  ---------
Stock options outstanding,
Beginning of year.........   800,691    $ 8.69      588,309     $ 8.95   1,042,982     $11.87
  Granted.................    90,260    $11.85      226,270     $ 5.17     190,300     $ 2.55
  Exercised...............   (21,363)   $ 9.06       (3,438)    $ 1.94           -     $    -
  Expired.................   (11,000)   $13.41       (7,700)    $ 8.92     (30,760)    $ 7.57
  Forfeited...............   (20,416)   $ 8.92       (2,750)    $11.94    (614,213)    $12.01
                           ----------             ----------             ----------
Stock options outstanding
  end of year.............   838,172    $ 8.20      800,691     $ 8.69     588,309     $ 8.95
                           ==========             ==========             ==========

     At December 31, 2001, options were exercisable for 485,806 shares at a weighted average exercise price of $9.53. The range of exercise prices on outstanding options at December 31, 2001, was $1.93 to $17.05. The remaining contractual life of these options was approximately 6.3 years.

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation had been applied:


                                              2001         2000         1999
                                              ----         ----         ----

    Net earnings (loss)..............    $18,934,000  $21,443,000  $ (2,900,000)
    Fair value adjustment............       (513,693)    (727,093)     (742,332)
                                         ------------ ------------ -------------
    Pro forma net earnings (loss)....    $18,420,307  $20,715,907  $ (3,642,332)
                                         ============ ============ =============
    Earnings  (loss)  per share as
      reported - basic...............    $      2.76  $      3.16  $      (0.88)
                                         ============ ============ =============
    Pro forma earnings  (loss) per
      share - basic..................    $      2.68  $      3.04  $      (1.01)
                                         ============ ============ =============
    Earnings  (loss)  per share as
      reported - diluted.............    $      2.20  $      2.50  $      (0.87)
                                         ============ ============ =============
    Pro forma earnings  (loss) per
      share - diluted................    $      2.14  $      2.42  $      (0.99)
                                         ============ ============ =============

     The weighted average fair value of options granted during 2001, 2000 and 1999 was $6.21, $2.02 and $2.84, respectively.

     Fair value of the options estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999. Per share amounts for 2000 and 1999 have been restated to reflect the 10% stock dividend issued during the first quarter of 2001.

                                                2001       2000       1999
                                                ----       ----       ----
        Weighted average expected life:        8.5 years   8.5 years   8.5 years
        Volatility factor:                    47.51%      35.79%      51.97%
        Dividend yield:                        1.36%       2.83%       3.06%
        Weighted average risk free interest:   5.09%       6.63%       5.45%


Note 7.  Litigation

     Howell Pipeline Texas, Inc. v. Exxon Pipeline Company, 125th Judicial District, District Court of Harris County, Texas, Cause No. 1999 - 32526. On June 25, 1999, Howell Pipeline Texas, Inc. ("HPTex") sued Exxon Pipeline Company ("Exxon") for failure to pay rent for the use of certain crude oil storage tanks ("Tanks"). Exxon notified HPTex of its intention to cancel a lease on the Tanks effective March 31, 1996. Exxon stopped paying rent but did not vacate the premises after notification of the lease cancellation. Exxon continued to store crude oil and hydrostatic test water for an additional eighteen months. HPTex claims Exxon owes in excess of $2.0 million in rent plus interest and attorney's fees.

     Exxon filed a counterclaim against HPTex in which Exxon claims that HPTex is responsible for the removal costs associated with certain contents of the Tanks. Exxon claims it "has incurred actual damages in an amount not to exceed $2.0 million."

     On January 14, 2002, a Final Judgment was entered with both parties being ordered to take nothing. The Company has begun the appellate process.

     The Company believes that the ultimate resolution will not have a material adverse impact on its results of operations, financial position or cash flows.

     There are various lawsuits and claims arising in the ordinary course of business against the Company, none of which, in the opinion of management, will have a material adverse effect on the Company.


Note 8.  Commitments and Contingencies

     The Company is subject to various contingencies including income taxes and environmental regulations and laws. Procedures exist within the Company to monitor compliance and assess the potential exposure of the Company. Management believes that such exposure is not materially adverse to its financial position, results of operations or cash flows of the Company.

      From time-to-time, the Company indemnifies various parties in conjunction with the purchase or sale of assets. These indemnifications usually cover third party claims or claims for environmental issues with respect to the assets purchased or sold. Some indemnifications are for a fixed term and others are open-ended. Management does not believe that claims resulting from these indemnifications will have a material impact on the financial position, results of operations or cash flows of the Company.

     In 1997, the Company purchased Amoco Production Company ("Amoco")'s interest in the Elk Basin field and the Salt Creek field. Amoco retained a right to purchase certain crude oil produced from these fields for a period of seven and fifteen years, respectively. The prices for the production paid to the Company by Amoco have fluctuated based on market conditions. Amoco permanently released their right to purchase said production from the fields effective November 1, 2001, and February 1, 2002, respectively.

     The Company occupies office and operational facilities and uses equipment under operating lease arrangements. Expense of these arrangements amounted to $0.6 million in 2001 and $0.5 million in 2000 and 1999. At December 31, 2001, long-term commitments for lease of facilities and equipment totaled approximately $2.2 million, consisting of $0.7 million for each year 2002 through 2004, and $0.2 million for 2005.

Note 9.   Determination of Earnings per Incremental Share

     The following tables present the reconciliation of the numerators and denominators in calculating diluted earnings per share ("EPS") from continuing operations in accordance with Statement of Financial Accounting Standards No. 128.

2001

                                                           Increase  in   Earnings per
                                             Increase in     Number of    Incremental
                                                Income        Shares         Share
                                             ------------  ------------  ------------
Options and restricted stock................           -       334,505             -
Dividends on convertible preferred stock.... $ 2,415,000     2,300,000         $1.05




                      Computation of Diluted Earnings per Share

                                                Income
                                            Available from
                                              Continuing      Common
                                              Operations      Shares      Per Share
                                             ------------  ------------  ------------
                                             $16,519,000     5,981,458         $2.76
Common stock options and restricted stock..            -       334,505             -
                                             ------------  ------------  ------------
                                              16,519,000     6,315,963          2.62    Dilutive

Dividends on convertible preferred stock...    2,415,000     2,300,000             -
                                             ------------  ------------  ------------
                                             $18,934,000     8,615,963         $2.20    Dilutive
                                             ============  ============  ============

     Note: Because diluted EPS from continuing operations decreases from $2.76 to $2.20 when common stock options, restricted stock and convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS from continuing operations is reported as $2.20.


2000


                                                           Increase  in   Earnings per
                                             Increase in     Number of    Incremental
                                                Income        Shares         Share
                                             ------------  ------------  ------------
Options and restricted stock................           -       244,029             -
Dividends on convertible preferred stock.... $ 2,415,000     2,300,000         $1.05




                      Computation of Diluted Earnings per Share

                                                Income
                                            Available from
                                              Continuing      Common
                                              Operations      Shares      Per Share
                                             ------------  ------------  ------------
                                             $19,028,000     6,020,664         $3.16
Common stock options and restricted stock..            -       244,029             -
                                             ------------  ------------  ------------
                                              19,028,000     6,264,693          3.04    Dilutive

Dividends on convertible preferred stock...    2,415,000     2,300,000             -
                                             ------------  ------------  ------------
                                             $21,443,000     8,564,693         $2.50    Dilutive
                                             ============  ============  ============

     Note: Because diluted EPS from continuing operations decreases from $3.16 to $2.50 when common stock options, restricted stock and convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS from continuing operations is reported as $2.50.

1999

                                                           Increase  in   Earnings per
                                             Increase in     Number of    Incremental
                                                Income        Shares         Share
                                             ------------  ------------  ------------
Options.....................................           -        90,013             -
Dividends on convertible preferred stock.... $ 2,415,000     2,300,000         $1.05


                      Computation of Diluted Earnings per Share

                                                Income
                                            Available from
                                              Continuing      Common
                                              Operations      Shares      Per Share
                                             ------------  ------------  ------------
                                             $ 2,530,000     6,018,960         $0.42
Common stock options.......................            -        90,013             -
                                             ------------  ------------  ------------
                                               2,530,000     6,108,973          0.41    Dilutive

Dividends on convertible preferred stock...    2,415,000     2,300,000             -
                                             ------------  ------------  ------------
                                             $ 4,945,000     8,408,973         $0.59    Antidilutive
                                             ============  ============  ============


     Note: Because diluted EPS from continuing operations increases from $0.41 to $0.59 when convertible preferred shares are included in the computation, those convertible preferred shares are antidilutive and are ignored in the computation of diluted EPS from continuing operations. Therefore, diluted EPS from continuing operations is reported as $0.41.



Note 10.  Subsequent Event

     On January 30, 2002, the Company declared a 10% stock dividend to be paid on March 21, 2002, for common shareholders of record on March 7, 2002. As a result, after that date and at the option of the holder, preferred shares may be converted into approximately 3.66 shares of common stock. The following table reflects pro forma earnings per common share for the periods presented as though the stock dividend had been paid at the beginning of each period.

                                                     Year Ended December 31,
                                              ----------------------------------
                                                  2001        2000        1999
                                                  ----        ----        ----
                                                         (In thousands)
Basic earnings (loss) per common share:
    Continuing operations..................   $    2.51   $    2.87   $    0.38
    Discontinued operations................           -           -       (1.18)
                                              ----------  ----------  ----------
    Net earnings (loss) per common share
      - basic..............................   $    2.51   $    2.87   $   (0.80)
                                              ==========  ==========  ==========

Weighted average shares outstanding -
    basic..................................       6,580       6,623       6,621
                                              ==========  ==========  ==========

Diluted earnings (loss) per common share:
    Continuing operations..................   $    2.00   $    2.27   $    0.37
    Discontinued operations................           -           -       (1.16)
                                              ----------  ----------  ----------
    Net earnings (loss) per common share
      - diluted............................   $    2.00   $    2.27   $   (0.79)
                                              ==========  ==========  ==========

Weighted average shares outstanding -
    diluted................................       9,478       9,422       6,720
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

Exhibit
Number  Description

3.1 Certificate of Incorporation, as amended, of the Company - incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3.2 **  By-laws of the Company.

10.1 ** Howell Corporation 1988 Stock Option Plan.

10.2 ** First  Amendment  to  the  Howell  Corporation  1988  Stock
        Option Plan.

10.3 ** Second  Amendment  to the  Howell  Corporation  1988  Stock
        Option Plan.

10.4 Third Amendment to the Howell Corporation 1998 Stock Option Plan (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 1994).

10.5 ** Form of Indemnity Agreement by and between the Company and each of its directors and executive officers.

10.6 Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation dated as of December 13, 1993 (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1993).

10.7 First Amendment to Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation effective as of October 5, 1995 (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995).

10.8 Second Amendment to Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation effective as of November 21, 1995 (filed as an exhibit to the Company's Report on Form 10-K for the year ended December 31, 1995).

10.9 Howell Corporation 1997 Nonqualified Stock Option Plan incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 dated June 12, 1997.

10.10   Howell   Corporation   Omnibus  Stock  Awards  and   Incentive   Plan  -
        incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-8 dated June
        23, 2000.

10.11 Howell Corporation Nonqualified Stock Option Plan for Non-Employee Directors - incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 dated June 23, 2000.

10.12 Amended and Restated Credit Agreement dated December 1, 1998, by and among Howell Petroleum Corporation as Borrower, Bank of Montreal as Agent, Nationsbank, N.A. as Syndication Agent, Union Bank of California, N.A., as Documentation Agent and the lenders signatory.

10.13 First Amendment to the Amended and Restated Credit Agreement dated December 1, 1998, by and among Howell Petroleum Corporation as Borrower, Bank of Montreal as Agent, Nationsbank, N.A. as Syndication Agent, Union Bank of California, N.A., as Documentation Agent and the lenders signatory thereto effective July 26, 2001 (filed as an Exhibit to the Company's Report on Form 10-Q for the quarterly period ended June 30, 2001).

21 *    Subsidiaries of the Company.

23 *    Consent of Deloitte & Touche LLP.

                                   EXHIBIT 21

                               HOWELL CORPORATION

                             Parent and Subsidiaries



                                December 31, 2001

     The following is a list of all significant operating subsidiaries of the Company on December 31, 2001. Each of the subsidiaries is included in the Company's Consolidated Financial Statements.



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

   --------------------------
      *  Discontinued Operations

                                                       EXHIBIT 23
                               HOWELL CORPORATION
                          Independent Auditors' Consent

To Howell Corporation:

      We consent to the incorporation by reference in Registration Statement Nos. 333-29089 and 333-40022 of Howell Corporation on Form S-8 of our report dated February 25, 2002, appearing in the Annual Report on Form 10-K of Howell Corporation for the year ended December 31, 2001.





/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 13, 2002