Form 10-Q
period 2002-03-31
HOWELL CORP /DE/
filed 2002-04-24
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                              Yes X       No

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at April 19, 2002
-----------------------------                   -------------------------------
Common Stock, $1.00 par value                              6,721,633

================================================================================

                          This report contains 12 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX



                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.  Consolidated Statements of Operations --
          Three months ended March 31, 2002 and 2001 (unaudited)......     3

         Consolidated Balance Sheets --
          March 31, 2002 (unaudited) and December 31, 2001............     4

         Consolidated  Statements  of Cash Flows -- Three  months
          ended March 31, 2002 and 2001 (unaudited)...................     5

         Notes to Consolidated Financial Statements (unaudited).......     6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     9


Part II. Other Information

Item 4.  Results of Votes of Security Holders.........................    12

Item 6.  Exhibits and Reports on Form 8-K.............................    12

                          PART I. FINANCIAL INFORMATION
                                    (ITEM 1)

================================================================================
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries
--------------------------------------------------------------------------------

                                             Three Months Ended March 31,
                                                   2002       2001
                                                   ----       ----
                                               (In thousands, except
                                                 per share amounts)

Revenues.......................................  $18,360   $22,971
                                                 --------  --------

Cost and expenses:
  Lease operating expenses.....................    9,119     8,702
  Depreciation, depletion, and amortization....    3,066     2,042
  General and administrative expenses..........    1,630     1,092
                                                 --------  --------
                                                  13,815    11,836
                                                 --------  --------

Operating Profit...............................    4,545    11,135
                                                 --------  --------

Other income (expense):
  Interest expense.............................     (800)   (1,260)
  Interest income..............................        9        25
  Other-net....................................        1       249
                                                 --------  --------
                                                    (790)     (986)
                                                 --------  --------

Earnings before income taxes...................    3,755    10,149
Income tax expense ............................    1,314     3,552
                                                 --------  --------

Net earnings ..................................    2,441     6,597
  Less: Preferred stock dividends..............     (604)     (604)
                                                 --------  --------

Net earnings applicable to common shares.......  $ 1,837   $ 5,993
                                                 ========  ========

Net earnings per common share - basic..........  $  0.28   $  0.90
                                                 ========  ========

Weighted average shares outstanding - basic....    6,566     6,629
                                                 ========  ========

Net earnings per common share - diluted........  $  0.26   $  0.70
                                                 ========  ========

Weighted average shares outstanding - diluted..    9,450     9,479
                                                 ========  ========

Cash dividends per common share................  $  0.04   $  0.04
                                                 ========  ========

See accompanying Notes to Consolidated Financial Statements.

===================================================================
CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries
-------------------------------------------------------------------

                                                    March 31,  December 31,
                                                       2002       2001
                                                       ----       ----
                                                   (Unaudited)

                                             (In thousands, except share data)
                   Assets

Current assets:
  Cash and cash equivalents.....................  $   6,599   $   7,442
  Trade accounts receivable, less allowance for
    doubtful accounts of $187 in 2002 and 2001..      8,589       6,868
  Income tax receivable.........................      1,037       1,037
  Deferred income taxes.........................         59          59
  Other current assets..........................        741       1,296
                                                  ----------  ----------
    Total current assets........................     17,025      16,702
                                                  ----------  ----------

Property, plant and equipment:
  Oil and gas properties, utilizing the full-
    cost method of accounting...................    370,652     368,030
  Unproven properties...........................     19,123      19,123
  Other.........................................      4,690       4,688
  Less accumulated depreciation, depletion and
    amortization................................   (247,521)   (244,454)
                                                  ----------  ----------
    Net property, plant and equipment...........    146,944     147,387
                                                  ----------  ----------
Other assets....................................        631         687
                                                  ----------  ----------
    Total assets................................  $ 164,600   $ 164,776
                                                  ==========  ==========


    Liabilities and Shareholders' Equity

Current liabilities
  Accounts payable..............................  $  10,060   $  10,284
  Accrued liabilities - oil and gas properties..      2,385       2,380
  Accrued liabilities - other...................      1,725       2,766
  Income tax payable............................        578          74
                                                  ----------  ----------
    Total current liabilities...................     14,748      15,504
                                                  ----------  ----------
Deferred income taxes...........................      6,416       5,628
                                                  ----------  ----------
Other liabilities...............................      3,658       2,728
                                                  ----------  ----------
Long-term debt..................................     85,000      87,000
                                                  ----------  ----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1 par value; 690,000 shares
   issued and outstanding, liquidation value
   of $34,500,000...............................        690         690
  Common stock, $1 par value; 6,7,28,694 shares
   issued in 2002, 6,098,652 shares issued and
   outstanding in 2001..........................      6,729       6,099
  Additional paid-in capital....................     53,342      46,729
  Treasury stock (11,900 shares) at cost........       (132)          -
  Unearned compensation.........................     (1,525)       (828)
  Retained earnings (deficit)...................     (4,326)      1,226
                                                  ----------  ----------
    Total shareholders' equity..................     54,778      53,916
                                                  ----------  ----------
    Total liabilities and shareholders' equity..  $ 164,600   $ 164,776
                                                  ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

===================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries
-------------------------------------------------------------------

                                                     Three Months Ended March 31,
                                                           2002        2001
                                                           ----        ----
                                                            (In thousands)

OPERATING ACTIVITIES:
Net earnings from operations.........................  $   2,441   $   6,597
Adjustments for non-cash items:
  Depreciation, depletion and amortization...........      3,066       2,042
  Deferred income taxes..............................        788         990
  Other..............................................        127          52
                                                       ----------  ----------
Earnings from operations plus non-cash operating
  items..............................................      6,422       9,681
Changes in components of working capital:
  Decrease (increase) in trade accounts receivable...     (1,721)      1,528
  Decrease in income tax receivable..................          -         705
  Decrease in other current assets...................        555          96
  Increase (decrease) in accounts payable............       (224)        281
  Increase in accrued and other liabilities..........       (106)     (1,430)
  Increase in income tax payable.....................        504       1,860
                                                       ----------  ----------
Cash provided by operating activities................      5,430      12,721
                                                       ----------  ----------

INVESTING ACTIVITIES:
Proceeds from the disposition of property............          -         667
Additions to property, plant and equipment...........     (2,625)    (11,010)
Other, net...........................................         56          27
                                                       ----------  ----------
Cash utilized in investing activities................     (2,569)    (10,316)
                                                       ----------  ----------

FINANCING ACTIVITIES:
Repayments under revolving credit agreement, net.....     (2,000)     (1,000)
Cash dividends:
     Common shareholders.............................       (245)       (221)
     Preferred shareholders..........................       (604)       (604)
Stock options exercised..............................        145         111
Stock purchased and reissued as restricted
     shares..........................................       (868)       (597)
Stock purchased for treasury.........................       (132)          -
                                                       ----------  ----------
Cash utilized in financing activities................     (3,704)     (2,311)
                                                       ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS......................................       (843)         94
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......      7,442       5,553
                                                       ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............  $   6,599   $   5,647
                                                       ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest.............................................  $     764   $   1,288
                                                       ==========  ==========
Income taxes.........................................  $      23   $       -
                                                       ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
March 31, 2002 and 2001

Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2001. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.

Reclassifications

Certain reclassifications have been made to the 2001 financial presentation to conform with the 2002 presentation.


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

There were no hedging tools in place during the first quarter of 2002.


Note 3 - Accumulated Depreciation, Depletion and Amortization

The Company's depletion rate for the three months ended March 31, 2002 and 2001, was $2.83 and $2.40 per equivalent barrel, respectively.


Note 4 - Acquisitions & Dispositions

On November 20, 2001, the Company purchased an additional interest in the Elk Basin Field for $26.0 million. The purchase gave the Company approximately 64% of the working interest in the field. The following pro forma information assumes that the effective date of the acquisition was January 1, 2001. Adjustments have been made to reflect changes in the Company's results from revenues and direct operating expenses of producing properties acquired, additional interest expense to reflect the acquisition and depreciation, depletion and amortization based on fair values assigned to the assets acquired. The unaudited pro forma financial data is not necessarily indicative of financial results that would have occurred had the acquisition occurred at the beginning of each period and should not be viewed as indicative of operations in future periods.

                                                Pro forma Unaudited
                                           Three Months Ended March 31, 2001
                                           ---------------------------------
                                       (In thousands, except per share amounts)

     Revenues...................................  $    28,041
     Net earnings from operations...............  $     7,655
     Net earnings per common share - basic......  $      1.06
     Net earnings per common share - diluted....  $      0.81



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


Note 5 - Litigation

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

On January 14, 2002, a Final Judgment was entered with both parties being ordered to take nothing. The Company has begun the appellate process. The Company believes that the ultimate resolution of this matter will not have a material adverse impact on its results of operations, financial position or cash flows.

There are various lawsuits and claims arising in the ordinary course of business against the Company, none of which, in the opinion of management, will have a material adverse effect on the Company.


Note 6 - Earnings per Share

Prior period's earnings per share ("EPS") have been restated to reflect the 10% stock dividend declared and issued in the first quarter of 2002.

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

Three Months Ended March 31, 2002
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                              Income        Shares        Share
                                           -----------   -----------   -----------
Common stock options and restricted stock.          -       352,003           -
Dividends on convertible preferred stock..  $ 603,750     2,532,300      $ 0.24


             Computation of Diluted Earnings per Share

                                              Income        Common
                                            Available       Shares      Per Share
                                           -----------   -----------   -----------
                                           $1,837,250     6,566,156      $ 0.28
Common stock options and restricted stock.          -       352,003           -
                                           -----------   -----------   -----------
                                            1,837,250     6,918,159        0.27    Dilutive
Dividends on convertible preferred stock..    603,750     2,532,300           -
                                           -----------   -----------   -----------
                                           $2,441,000     9,450,459      $ 0.26    Dilutive
                                           ===========   ===========   ===========

Note: Because EPS decreases from $0.28 to $0.27 when common stock options and restricted stock are included in the computation and because EPS decreases from $0.27 to $0.26 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.26.


Three Months Ended March 31, 2001
                                                                        Earnings
                                                          Increase in      per
                                            Increase in    Number of   Incremental
                                              Income        Shares        Share
                                           -----------   -----------   -----------
Common stock options and restricted stock.          -       317,951           -
Dividends on convertible preferred stock..  $ 603,750     2,532,300      $ 0.24


             Computation of Diluted Earnings per Share

                                              Income        Common
                                            Available       Shares      Per Share
                                           -----------   -----------   -----------
                                           $5,993,250     6,628,662      $ 0.90
Common stock options and restricted stock.          -       317,951           -
                                           -----------   -----------   -----------
                                            5,993,250     6,946,613        0.86    Dilutive
Dividends on convertible preferred stock..    603,750     2,532,300           -
                                           -----------   -----------   -----------
                                           $6,597,000     9,478,913      $ 0.70    Dilutive
                                           ===========   ===========   ===========

Note: Because EPS decreases from $0.90 to $0.86 when common stock options and restricted stock are included in the computation and because EPS decreases from $0.86 to $0.70 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.70.

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


RESULTS OF OPERATIONS

The Company's principal business segment is oil and gas production. Results of operations for the three months ended March 31, 2002 and 2001, are discussed below.

Oil and Gas Production


                                             Three Months Ended March 31,
                                                   2002      2001
                                                   ----      ----
Revenues (in thousands):
Sales of oil and natural gas...................  $18,172   $22,658
Other..........................................      188       313
                                                 --------  --------
     Total revenues............................  $18,360   $22,971
                                                 ========  ========

Operating profit (in thousands)................  $ 4,545   $11,135
                                                 ========  ========

Operating information:
Average net daily production:
    Oil (Bbls).................................    9,702     7,707
    NGL (Bbls).................................      663       371
    Natural gas (Mcf)..........................    8,728     7,079
    Equivalent Bbls............................   11,820     9,258

Average sales prices:
    Oil (per Bbl)..............................  $ 18.34   $ 25.46
    NGL (per Bbl)..............................  $ 12.46   $ 26.18
    Natural gas (per Mcf)......................  $  1.80   $  6.47

Revenues for the three months ended March 31, 2002, decreased $4.6 million when compared to the three months ended March 31, 2001. The decrease was primarily due to a 72% decrease in average natural gas prices, a 52% decrease in average NGL prices and a 28% decrease in average oil prices. A 26% increase in average daily oil production and a 23% increase in average daily gas production, partially offset the decrease in oil and natural gas prices. The increase in production was primarily due to the purchase of additional interests in the Elk Basin and Salt Creek fields during 2001

Operating expenses increased $2.0 million during the first quarter of 2002 when compared to the same period in 2001. The primary reason for the increase was related to the increase in production levels (a $1.0 million increase in depreciation, depletion and amortization expense, and a $0.4 million increase in lease operating expense). General and administrative expenses increased $0.5 million primarily due to higher benefit costs and a reduction in overhead charges billed as a result of the additional interests acquired in the Salt Creek and Elk Basin fields.

During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU per day for NYMEX contract months March through December 2001, allowing it to benefit should the NYMEX price for gas fall below $3.50 per MMBTU. The premium paid was $0.3 million and the market value of the position and its carrying value at March 31, 2001, was $0.1 million.

The Company's operating profit decreased $6.6 million for the three months ended March 31, 2002, when compared to the same period in 2001. The changes are primarily due to lower energy prices and increased production and general and administrative costs.

Interest Expense

Interest expense for the three months ended March 31, 2002, decreased $0.5 million from the 2001 level. The decrease was primarily the result of a decrease in average interest rates of 4.2% for the three months ended March 31, 2002. An increase in average debt outstanding of $19.5 million for the three months ended March 31, 2002, partially offset the decrease in rates.

Provision for Income Taxes

The Company's effective tax rate for the three months ended March 31, 2002 and 2001 was 35%.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, before working capital changes, for the three months ended March 31, 2002, was $6.4 million. This compares to $9.7 million for the same period during 2001. The Company's debt decreased by $2.0 million during the first three months of 2002 while there was a $1.0 million decrease during the first three months of 2001. Capital expenditures for the three months ended March 31, 2002, were $2.6 million compared to $11.0 million for the 2001 period.

The Company's total debt, all long-term, at March 31, 2002, was $85.0 million. At March 31, 2002, the Company's borrowing base under the terms of its Credit Facility was $115.0 million. The banks have made commitments totaling $100.0 million under the facility and the Company has the right to borrow the lesser of the borrowing base or the total of those commitments. The Company also has the right to seek increased commitments from the banks that are party to the facility or to bring in additional banks.

During the first three months of 2002, the Company paid common dividends of $0.2 million and preferred dividends of $0.6 million. During this period the Company also acquired 11,900 shares of its common stock.


UNPROVEN PROPERTIES

The Company acquired significant oil and gas properties from Amoco Production Company in 1997. The Salt Creek Field was identified as having significant potential beyond its existing producing reserves through tertiary recovery means. Accordingly, a portion of the acquisition cost was allocated to this CO2 flood candidate. In light of the unusually low oil price environment for nearly two years following the acquisition, limited evaluation work was done during that period. With the rebound of oil prices, Company personnel and consultants studied the property to determine the feasibility of such a project. The study culminated in a recommendation to the Board of Directors in 2001 to implement a pilot CO2 flood, estimated to cost $10.6 million, $8.2 million of which would be spent in the first three years. The Board approved the capital expenditures necessary to fund the pilot. Funding for the pilot is expected to come from internally generated cash flow, but expenditures will not commence until a CO2 supply is assured. While a successful pilot would be encouraging, additional pilots may be necessary in order to prove the method effective across the field.

In order to commence the flood, a CO2 pipeline has to be extended into the area. Discussions and negotiations are underway with parties who have the experience and the capital resources necessary to build, fund and operate such a line. Construction on this program is not expected to begin within the next year.

At March 31, 2002, $14.6 million attributable to this property is included in unproven properties on the balance sheet. If the CO2 flood project is abandoned or not successful, the associated costs will be transferred to the full cost pool and would result in increasing depletion expense in future periods. The Company has not recognized any proved reserves attributable to the CO2 potential of this property.


FORWARD-LOOKING STATEMENTS

This Form 10-Q  includes  "forward-looking  statements"  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the nature of the Company's oil and gas reserves, productive wells, acreage, and drilling activities, the adequacy of the Company's financial resources, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements"), include without limitation, fluctuations of the prices received for the Company's oil and natural gas, uncertainty of drilling results and reserve estimates, competition from other exploration, development and production companies, operating hazards, abandonment costs, the effects of governmental regulation and the leveraged nature of the Company, are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Words such as "anticipate", "expect", "project", and similar expressions are intended to identify forward-looking statements.

                      PART II. OTHER INFORMATION

Item 4.  Results of Votes of Security Holders.

The Annual Meeting of the Shareholders of the Company was held on April 24, 2002, for the following purposes:

To elect three members of the Board of Directors to serve a three-year term as Class II Directors.

      The results of the voting for each of the nominees for director were as follows:

                                   Shares             Shares
                                     For             Against
                                  ---------          -------
           Robert M. Ayres, Jr.   5,910,019          29,583
           Ronald E. Hall         5,910,019          29,583
           Otis A. Singletary     5,910,019          29,583

      A simple majority of the shares of common stock represented at the meeting was required for each nominee to be elected. Therefore, all nominees for director were elected.


To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2002.

      The results of the voting on this matter were as follows:

           Shares For             5,921,785
           Shares Against            10,339
           Shares Abstaining          7,478

      A simple majority of the shares of common stock represented at the meeting was required for ratification. Therefore, the appointment was ratified.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits
              None.

        (b)   Reports on Form 8-K
              None.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Howell Corporation
                                  (Registrant)



Date:  April 24, 2002              /s/  Allyn R. Skelton, II
                                   -------------------------
                                   Allyn R. Skelton, II
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)