Form 10-K/A
period 2001-12-31
HOWELL CORP /DE/
filed 2002-08-07
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K/A

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

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-K/A

This Amendment on Form 10-K/A amends Item 14 of the original Annual   Report for
the year ended  December 31, 2001,  filed  February  25, 2002,  (the   "Original
10-K"), to include exhibits required by Item 14 omitted from the Original 10-K.

Item 14.  Exhibits,  Financial  Statement  Schedules and Reports on Form 8-K

     (a) (1) and (2). The response  to this  portion of  Item 14 was previously filed and is not amended hereby.


     (a) (3) and (c). Exhibits

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

10.4 *  Third Amendment to the Howell Corporation 1988 Stock Option Plan.

10.5 ** Form of Indemnity Agreement by and between the Company and each of its directors and executive officers.

10.6 * Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation dated as of December 13, 1993.

10.7 * First Amendment to Lease Agreement by and between Texas Commerce Bank National Association and Howell Corporation effective as of October 5, 1995.

10.8 *  Second Amendment to Lease Agreement by and between Texas  Commerce  Bank
        National   Association   and  Howell   Corporation   effective   as   of
        November 21, 1995.

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

10.12 Amended and Restated Credit Agreement dated December 1, 1998, by and among Howell Petroleum Corporation as Borrower, Bank of Montreal as Agent, Nationsbank, N.A. as Syndication Agent, Union Bank of California, N.A., as Documentation Agent and the lenders signatory (filed as an Exhibit to the Company's Report on Form 10-K for the year ended 1998).

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

10.14 * Deferred Compensation Agreements dated December 1, 2001, by and between Howell Corporation and each of the following executive officers: Richard
        K. Hebert, Robert T. Moffett and Allyn R. Skelton, II.

10.15 * Restricted Stock Agreement dated January 11, 2001, by and between Howell Corporation and each of the following executive officers: Donald W. Clayton, Richard K. Hebert, John E. Brewster, Jr., Robert T. Moffett and Allyn R. Skelton, II.

10.16 * Restricted Stock Agreement dated January 24, 2002, by and between Howell Corporation and each of the following executive officers: Donald W. Clayton, Richard K. Hebert, John E. Brewster, Jr., Robert T. Moffett and Allyn R. Skelton, II.

10.17 * Amended  and  Restated  Guaranty  Agreement by Howell   Corporation,  as
        Guarantor, in favor of Bank of Montreal as Agent, effective as of December 31, 1998.

10.18 * First Amendment to the Amended and Restated Guaranty Agreement by Howell Corporation, as Guarantor, in favor of Bank of Montreal as Agent, effective as of July 26, 2001.

21 *    Subsidiaries of the Company.

23 *    Consent of Deloitte & Touche LLP.

99.1 * Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 * Certification or Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                     Date: August 7, 2002