Form 10-Q
period 2002-06-30
HOWELL CORP /DE/
filed 2002-08-09
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                            Yes    X    No
                                -------    -------

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at July 26, 2002
-----------------------------             -------------------------------
Common Stock, $1.00 par value                       6,723,720


                          This report contains 14 pages

                       HOWELL CORPORATION AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX



                                                                        Page No.
                                                                        --------
Part I. Financial Information

Item 1. Consolidated Statements of Operations --
          Three and six months ended June 30, 2002
          and 2001 (unaudited).......................................      3

        Consolidated Balance Sheets --
          June 30, 2002 (unaudited) and December 31, 2001............      4

        Consolidated Statements of Cash Flows --
          Six months ended June 30, 2002 and 2001 (unaudited)........      5

        Notes to Consolidated Financial Statements (unaudited).......      6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................     10


Part II.Other Information

Item 6. Exhibits and Reports on Form 8-K.............................     14

                          PART I. FINANCIAL INFORMATION
                                    (ITEM 1)


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                      2002      2001      2002      2001
                                      ----      ----      ----      ----
                                  (In thousands, except per share amounts)

Revenues.........................   $23,830   $22,839   $42,190   $45,810
                                    --------  --------  --------  --------

Cost and expenses:
  Lease operating expenses.......     9,424     9,507    18,543    18,209
  Depreciation, depletion, and
    amortization.................     2,827     2,201     5,893     4,243
  General and administrative
    expenses.....................     1,977     1,216     3,607     2,308
                                    --------  --------  --------  --------
                                     14,228    12,924    28,043    24,760
                                    --------  --------  --------  --------

Other income (expense):
  Interest expense...............      (770)   (1,121)   (1,570)   (2,381)
  Interest income................        11        18        20        43
  Other-net......................         -         1         1       250
                                    --------  --------  --------  --------
                                       (759)   (1,102)   (1,549)   (2,088)
                                    --------  --------  --------  --------

Earnings  before income taxes....     8,843     8,813    12,598    18,962
Income tax provision.............     3,095     3,085     4,409     6,637
                                    --------  --------  --------  --------

Net earnings ....................     5,748     5,728     8,189    12,325
  Less: Preferred stock dividends      (604)     (604)   (1,208)   (1,208)
                                    --------  --------  --------  --------

Net earnings applicable to common
shares...........................   $ 5,144   $ 5,124   $ 6,981   $11,117
                                    ========  ========  ========  ========


Net earnings per common share -
basic............................   $  0.79   $  0.78   $  1.07   $  1.68
                                    ========  ========  ========  ========

Weighted average shares
outstanding - basic..............     6,498     6,568     6,532     6,598
                                    ========  ========  ========  ========



Net earnings per common share -
diluted..........................   $  0.61   $  0.60   $  0.88   $  1.30
                                    ========  ========  ========  ========

Weighted average shares
outstanding - diluted............     9,357     9,528     9,355     9,508
                                    ========  ========  ========  ========


Cash dividends per common share..   $  0.04   $  0.04   $  0.08   $  0.08
                                    ========  ========  ========  ========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries

                                                   June 30,  December 31,
                                                     2002       2001
                                                     ----       ----
                                                 (Unaudited)

                                            (In thousands, except share data)
                   Assets

Current assets:
  Cash and cash equivalents....................   $  8,684  $  7,442
  Trade accounts receivable, less allowance
    for doubtful accounts of
    $187 in 2002 and 2001......................      8,901     6,868
  Income tax receivable........................        816     1,037
  Deferred income taxes........................         59        59
  Other current assets.........................        897     1,296
                                                  --------- ---------
    Total current assets.......................     19,357    16,702
                                                  --------- ---------


Property, plant and equipment:
  Oil and gas properties, utilizing the
    full-cost method of accounting.............    371,289   368,030
  Unproven properties..........................     19,123    19,123
  Other........................................      4,697     4,688
  Less accumulated depreciation, depletion
    and amortization...........................   (248,082) (244,454)
                                                  --------- ---------
    Net property, plant and equipment..........    147,027   147,387
                                                  --------- ---------
Other assets...................................        173       687
                                                  --------- ---------
    Total assets...............................   $166,557  $164,776
                                                  ========= =========

    Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable.............................   $ 11,157  $ 10,284
  Accrued liabilities - oil and gas
     properties................................      2,202     2,380
  Accrued liabilities - other..................      2,812     2,766
  Income tax payable...........................          -        74
                                                  --------- ---------
    Total current liabilities..................     16,171    15,504
                                                  --------- ---------
Deferred income taxes..........................      8,431     5,628
                                                  --------- ---------
Other liabilities..............................      2,654     2,728
                                                  --------- ---------
Long-term debt.................................     79,500    87,000
                                                  --------- ---------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1 par value; 690,000
    shares issued and outstanding, liquidation
    value of $34,500,000.......................        690       690
  Common stock, $1 par value; 6,735,620
    shares issued in 2002; 6,098,652 shares
    issued and outstanding in 2001.............      6,736     6,099
  Additional paid-in capital...................     53,358    46,729
  Treasury stock (11,900 shares) at cost.......       (132)        -
  Unearned compensation........................     (1,399)     (828)
  Retained earnings............................        548     1,226
                                                  --------- ---------
    Total shareholders' equity.................     59,801    53,916
                                                  --------- ---------
    Total liabilities and shareholders'
      equity...................................   $166,557  $164,776
                                                  ========= =========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries
                                                Six Months Ended June 30,
                                                     2002      2001
                                                     ----      ----
                                                     (In thousands)

OPERATING ACTIVITIES:
Net earnings from operations...................   $  8,189  $ 12,325
Adjustments for non-cash items:
  Depreciation, depletion and amortization.....      5,893     4,243
  Deferred income taxes........................      2,803     1,991
  Other........................................        253       150
                                                  --------- ---------
Earnings from operations plus non-cash
  operating items..............................     17,138    18,709
Changes in components of working capital:
  Decrease (increase) in trade accounts
    receivable.................................     (2,033)    2,416
  Decrease (increase) in income tax receivable.        221      (285)
  Decrease (increase) in other current assets..        900      (591)
  Increase in accounts payable.................        881       162
  Increase (decrease) in accrued and other
    liabilities................................       (215)      338
  Increase (decrease) in income tax payable....        (74)       98
                                                  --------- ---------
Cash provided by operating activities..........     16,818    20,847
                                                  --------- ---------

INVESTING ACTIVITIES:
Proceeds from the disposition of property......         69       667
Additions to property, plant and equipment.....     (5,604)  (18,246)
Other, net.....................................         13        56
                                                  --------- ---------
Cash utilized in investing activities..........     (5,522)  (17,523)
                                                  --------- ---------

FINANCING ACTIVITIES:
Repayments under revolving credit agreement, net    (7,500)   (1,000)
Cash dividends:
     Common shareholders.......................       (514)     (467)
     Preferred shareholders....................     (1,208)   (1,208)
Stock options exercised........................        168       158
Stock purchased and reissued as restricted shares     (868)   (1,060)
Stock purchased for treasury...................       (132)        -
                                                  --------- ---------
Cash utilized in financing activities..........    (10,054)   (3,577)
                                                  --------- ---------

NET  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS.................................      1,242      (253)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.      7,442     5,553
                                                  ---------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......   $  8,684  $  5,300
                                                  ========= =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest.......................................   $  1,321  $  2,258
                                                  ========= =========
Income taxes...................................   $  1,459  $  4,838
                                                  ========= =========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
June 30, 2002 and 2001


Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2001. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


Note 2 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company from time to time uses limited programs to hedge its production. Futures and options contracts are used as the hedging tools.

There were no hedging tools in place during the first six months of 2002.

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

The  Company   recognizes  changes  in  the  market  value  of  the  derivative instruments in earnings for the respective period.


Note 3 - Accumulated Depreciation, Depletion and Amortization

The Company's depletion rate for the three months ended June 30, 2002 and 2001, was $2.62 and $2.38 per equivalent barrel, respectively. The depletion rate for the six months ended June 30, 2002 and 2001, was $2.72 and $2.39 per equivalent barrel, respectively.


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

                                                     Pro forma Unaudited
                                           Three Months Ended   Six Months Ended
                                                        June 30, 2001
                                                       --------------
                                         (In thousands, except per share amounts)

    Revenues..................................  $27,221             $55,262
    Net earnings from operations..............  $ 6,583             $14,238
    Net earnings per common share - basic.....  $  0.91             $  1.97
    Net earnings per common share - diluted...  $  0.69             $  1.50

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

Three Months Ended June 30, 2002
                                                      Increase in      Earnings
                                                       Number of         per
                                         Increase        Common      Incremental
                                        in Income        Shares         Share
                                       -----------    -----------    -----------
Common stock options and
   restricted stock................             -        327,044            -
Dividends   on   convertible
   preferred stock.................    $  603,750      2,532,300        $0.24

                   Computation of Diluted Earnings per Share

                                         Income          Common          Per
                                        Available        Shares         Share
                                       -----------    -----------    -----------
                                       $5,144,250      6,497,743        $0.79
Common   stock   options  and
   restricted stock...........                  -        327,044            -
                                       -----------    -----------    -----------
                                        5,144,250      6,824,787         0.75     Dilutive
Dividends   on    convertible
   preferred stock...........             603,750      2,532,300            -
                                       -----------    -----------    -----------
                                       $5,748,000      9,357,087        $0.61     Dilutive
                                       ===========    ===========    ===========


Note: Because EPS decreases from $0.79 to $0.75 when common stock options and restricted stock are included in the computation and because EPS decreases from $0.75 to $0.61 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.61.



Three Months Ended June 30, 2001
                                                      Increase in      Earnings
                                                       Number of         per
                                         Increase        Common      Incremental
                                        in Income        Shares         Share
                                       -----------    -----------    -----------
Common stock options and
   restricted stock................             -        427,735            -
Dividends   on   convertible
   preferred stock.................    $  603,750      2,532,300        $0.24


                   Computation of Diluted Earnings per Share

                                         Income          Common          Per
                                        Available        Shares         Share
                                       -----------    -----------    -----------
                                       $5,124,250      6,568,133        $0.78
Common   stock   options  and
   restricted stock...........                  -        427,735            -
                                       -----------    -----------    -----------
                                        5,124,250      6,995,868         0.73     Dilutive
Dividends   on    convertible
   preferred stock............            603,750      2,532,300            -
                                       -----------    -----------    -----------
                                       $5,728,000      9,528,168        $0.60     Dilutive
                                       ===========    ===========    ===========

Note: Because EPS decreases from $0.78 to $0.73 when common stock options and restricted stock are included in the computation and because EPS decreases from $0.73 to $0.60 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.60.

Six Months Ended June 30, 2002
                                                      Increase in      Earnings
                                                       Number of         per
                                         Increase        Common      Incremental
                                        in Income        Shares         Share
                                       -----------    -----------    -----------
Common  stock   options  and
   restricted stock...........                  -        291,327            -
Dividends   on   convertible
   preferred stock............         $1,207,500      2,532,300        $0.48


                   Computation of Diluted Earnings per Share

                                         Income          Common          Per
                                        Available        Shares         Share
                                       -----------    -----------    -----------
                                       $6,981,500      6,531,760        $1.07
Common   stock   options  and
   restricted stock...........                  -        291,327            -
                                       -----------    -----------    -----------
                                        6,981,500      6,823,087         1.02     Dilutive
Dividends   on    convertible
   preferred stock............          1,207,500      2,532,300            -
                                       -----------    -----------    -----------
                                       $8,189,000      9,355,387        $0.88     Dilutive
                                       ===========    ===========    ===========

Note: Because EPS decreases from $1.07 to $1.02 when common stock options and restricted stock are included in the computation and because EPS decreases from $1.02 to $0.88 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.88.




Six Months Ended June 30, 2001
                                                      Increase in      Earnings
                                                       Number of         per
                                         Increase        Common      Incremental
                                        in Income        Shares         Share
                                       -----------    -----------    -----------
Common  stock   options  and
   restricted stock...........                  -        377,071            -
Dividends   on   convertible
   preferred stock............         $1,207,500      2,532,300        $0.48


                   Computation of Diluted Earnings per Share



                                         Income          Common          Per
                                        Available        Shares         Share
                                      ------------    -----------    -----------
                                      $11,117,500      6,598,230        $1.68

Common   stock   options  and
   restricted stock...........                  -        377,071            -
                                      ------------    -----------    -----------
                                       11,117,500      6,975,301         1.59     Dilutive
Dividends   on    convertible
   preferred stock............          1,207,500      2,532,300            -
                                      ------------    -----------    -----------
                                      $12,325,000      9,507,601        $1.30     Dilutive
                                      ============    ===========    ===========




Note: Because EPS decreases from $1.68 to $1.59 when common stock options and restricted stock are included in the computation and because EPS decreases from $1.59 to $1.30 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $1.30.

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


RESULTS OF OPERATIONS

The Company's principal business segment is oil and gas production. Results of operations for the three and six months ended June 30, 2002 and 2001, are discussed below.

Oil and Gas Production

                                 Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                   2002     2001       2002     2001
                                   ----     ----       ----     ----

                           (In thousands, except operating information)
Revenues:
Sales of oil and natural gas.   $23,667   $22,137    $41,839   $44,795
Other........................       163       702        351     1,015
                                -------   -------    -------   -------
     Total revenues..........    23,830    22,839     42,190    45,810

Operating expenses...........    14,228    12,924     28,043    24,760
                                -------   -------    -------   -------

Operating profit.............   $ 9,602   $ 9,915    $14,147   $21,050
                                =======   =======    =======   =======

Operating information:
Average net daily production:
    Oil (Bbls)...............    9,560      8,174      9,630     7,942
    NGL (Bbls)...............      598        380        630       376
    Natural gas (Mcf)........    8,720      8,081      8,724     7,583
    Equivalent (Bbls)........   11,611      9,901     11,714     9,582

Average sales prices:
    Oil (Bbls)...............  $ 24.23    $ 24.92    $ 21.28   $ 25.18
    NGL (Bbls)...............  $ 16.44    $ 22.74    $ 14.36   $ 24.43
    Natural gas (per Mcf)....  $  2.13    $  3.82    $  1.97   $  5.05


Revenues for the three months ended June 30, 2002, increased $1.0 million when compared to the three months ended June 30, 2001. The increase was primarily due to a 17% increase in oil production, an 8% increase in gas production, and a 57% increase in NGL production. The increase in revenues were partially offset by a 44% decrease in the average natural gas price and a 28% decrease in the average NGL price. The increase in production was primarily due to the purchase of additional interests in Elk Basin and Salt Creek fields during 2001. The decrease in other revenues was primarily due to the $0.5 million increase in the market value of the commodity contracts during the second quarter of 2001. See Note 2 of Notes to the Consolidated Financial Statements.

For the six months ended June 30, 2002, revenues decreased $3.6 million from the same period in 2001. The change was primarily due to a 61% decrease in average gas prices, a 15% decrease in average oil prices, and a 41% decrease in average NGL prices. The decrease in revenues were partially offset by a 21% increase in oil production, a 15% increase in gas production, and a 68% increase in NGL production. The increase in production was primarily due to the purchase of additional interests in Elk Basin and Salt Creek fields during 2001. Other revenues decreased primarily due to the $0.4 million increase in the market value of the commodity contracts and a $0.3 million increase in gas sales to the Elk Basin facility, both during 2001. See Note 2 of Notes to the Consolidated Financial Statements.

Operating expenses increased $1.3 million during the second quarter of 2002 when compared to the second quarter of 2001. An increase in general and administrative expenses of $0.7 million and an increase of $0.6 million in depreciation, depletion and amortization expense related to increased production were primarily responsible for the increased expenses. These were primarily due to the additional interest acquired in the Salt Creek and Elk Basin fields during 2001, resulting in higher benefit costs, a reduction in overhead credits received and increased production.

For the six months ended June 30, 2002, operating expenses increased $3.3 million when compared to the same period in 2001. The primary reason for the increase was a $1.6 million increase in depreciation, depletion and amortization expense and a $1.3 million increase in general and administrative expenses. These were primarily due to the additional interest acquired in the Salt Creek and Elk Basin fields during 2001 resulting in increased production, higher benefit costs and a reduction in overhead credits received. A slight increase in lease operating expenses also contributed to the increased operating expense.

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

The Company's operating profit decreased $0.3 million and $6.9 million for the three and six months ended June 30, 2002, respectively, from the same periods of 2001. The decrease is primarily due to lower energy prices and increased operating costs resulting from the additional interest acquired in the Salt Creek and Elk Basin fields during 2001.


Interest Expense

Interest expense for the three and six months ended June 30, 2002, decreased $0.4 million and $0.8 million, respectively, from the 2001 level. The decrease was primarily the result of a decrease in average interest rates of 2.9% and 3.6% for the three and six months ended June 30, 2002, respectively. An increase in average debt outstanding of $16.3 million and $17.5 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods of 2001, partially offset the decrease in rates.

Provision for Income Taxes

The Company's effective tax rate for the three and six months ended June 30, 2002 and 2001 was 35%.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, before working capital changes, for the six months ended June 30, 2002, was $17.1 million. This compares to $18.7 million for the same period during 2001. The Company's debt decreased by $7.5 million during the first six months of 2002 while there was a $1.0 million decrease during the first six months of 2001. Capital expenditures for the six months ended June 30, 2002, were $5.6 million compared to $18.2 million for the 2001 period.

The Company's total debt, all long-term, at June 30, 2002, was $79.5 million. At June 30, 2002, the Company's borrowing base under the terms of its Credit Facility was $115.0 million. The banks have made commitments totaling $100.0 million under the facility and the Company has the right to borrow the lesser of the borrowing base or the total of those commitments. The Company also has the right to seek increased commitments from the banks that are party to the facility or to bring in additional banks.

During the first six months of 2002, the Company paid common dividends of $0.5 million and preferred dividends of $1.2 million. During this period the Company also acquired 11,900 shares of its common stock.

During the current period, a note receivable was reclassified from long term to current. As this was a non-cash transaction, the effects of the reclassification  are not  reflected  in the  Consolidated  Statements  of Cash
Flows.


UNPROVEN PROPERTIES

The Company acquired significant oil and gas properties in 1997. One of those properties, the Salt Creek Field, was identified as having significant potential beyond its existing producing reserves through tertiary recovery means. Accordingly, a portion of the acquisition cost was allocated to this CO2 flood candidate. In light of the unusually low oil price environment for nearly two years following the acquisition, limited evaluation work was done during that period. With the rebound of oil prices, Company personnel and consultants studied the property to determine the feasibility of such a project. The study culminated in a recommendation to the Board of Directors in 2001 to implement a pilot CO2 flood, estimated to cost $10.6 million, $8.2 million of which would be spent in the first three years. The Board approved the capital expenditures necessary to fund the pilot. Funding for the pilot is expected to come from internally generated cash flow, but expenditures will not commence until a CO2 supply is assured. While a successful pilot would be encouraging, additional pilots may be necessary in order to prove the method effective across the field.

In order to commence the flood, a CO2 pipeline has to be extended into the area. Discussions and negotiations are underway with parties who have the experience and the capital resources necessary to build, fund and operate such a line. Construction on this program is not expected to begin within the next year.

At June 30, 2002, $14.6 million attributable to this property is included in unproven properties on the balance sheet. If the CO2 flood project is abandoned or not successful, the associated costs will be transferred to the full cost pool and would result in increasing depletion expense in future periods. The Company has not recognized any proved reserves attributable to the CO2 potential of this property.

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

                                   Howell Corporation
                                   (Registrant)



Date:  August 9, 2002              /s/  ALLYN R. SKELTON, II
                                   --------------------------------
                                   Allyn R. Skelton, II
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)