Form 10-Q
period 2002-09-30
HOWELL CORP /DE/
filed 2002-11-07
CIK 745113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                            Yes    X    No
                                -------    -------

Indicate the number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at November 6, 2002
-----------------------------       -------------------------------
Common Stock, $1.00 par value                  6,765,028


                         This report contains 17 pages

                      HOWELL CORPORATION AND SUBSIDIARIES

                                   Form 10-Q

                                     INDEX



                                                                       Page No.
                                                                       --------
Part I. Financial Information

Item 1. Consolidated Statements of Operations --
          Three and nine months ended September 30, 2002 and
          2001 (unaudited)...........................................     3

        Consolidated Balance Sheets --
          September 30, 2002 (unaudited) and December 31, 2001.......     4

        Consolidated Statements of Cash Flows --
          Nine months ended September 30, 2002 and 2001 (unaudited)..     5

        Notes to Consolidated Financial Statements (unaudited).......     6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................    10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...    14

Item 4. Controls and Procedures......................................    14



Part II.Other Information

Item 6. Exhibits and Reports on Form 8-K.............................    15

                         PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Notes Thereto


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Howell Corporation and Subsidiaries


                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                     2002      2001      2002      2001
                                     ----      ----      ----      ----

                                  (In thousands, except per share amounts)
Revenues.........................  $26,385   $21,547    $68,575   $67,357
                                   --------  --------   --------  --------


Cost and expenses:
  Lease operating expenses.......   10,179     9,060     28,722    27,269
  Depreciation, depletion, and
    amortization.................    2,926     2,408      8,819     6,651
  General and administrative
    expenses.....................    2,879     2,046      6,486     4,354
                                   --------  --------   --------  --------
                                    15,984    13,514     44,027    38,274
                                   --------  --------   --------  --------

Other income (expense):
  Interest expense...............     (707)     (976)    (2,277)  (3,357)
  Interest income................        5        19         25       62
  Other-net......................        1       (37)         2      213
                                   --------  --------   --------  --------
                                      (701)     (994)    (2,250)   (3,082)
                                   --------  --------   --------  --------

Earnings  before income taxes....    9,700     7,039     22,298    26,001
Income tax provision.............    3,395     2,323      7,804     8,960
                                   --------  --------   --------  --------

Net earnings ....................    6,305     4,716     14,494    17,041
  Less: Preferred stock dividends     (604)     (604)    (1,812)   (1,812)
                                   --------  --------   --------  --------

Net earnings applicable to common
shares...........................  $ 5,701   $ 4,112    $12,682   $15,229
                                   ========  ========   ========  ========


Net earnings per common share -
basic............................  $  0.88   $  0.63    $  1.94   $  2.31
                                   ========  ========   ========  ========

Weighted average shares
outstanding - basic..............    6,499     6,561      6,521     6,586
                                   ========  ========   ========  ========


Net earnings per common share -
diluted..........................  $  0.67   $  0.50    $  1.55   $  1.80
                                   ========  ========   ========  ========

Weighted average shares
outstanding - diluted............    9,398     9,427      9,371     9,490
                                   ========  ========   ========  ========


Cash dividends per common share..  $  0.04   $  0.04    $  0.12   $  0.12
                                   ========  ========   ========  ========

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEETS
Howell Corporation and Subsidiaries

                                                 September 30, December 31,
                                                     2002         2001
                                                     ----         ----
                                                  (Unaudited)

                                              (In thousands, except share data)
                   Assets
Current assets:
  Cash and cash equivalents......................  $  8,284    $  7,442
  Trade accounts receivable, less allowance
    for doubtful accounts of
    $187 in 2002 and 2001........................    10,264       6,868
  Income tax receivable..........................       816       1,037
  Deferred income taxes..........................        59          59
  Other current assets...........................     1,327       1,296
                                                   ---------   ---------
    Total current assets.........................    20,750      16,702
                                                   ---------   ---------


Property, plant and equipment:
  Oil and gas properties, utilizing the
    full-cost method of accounting...............   373,807     368,030
  Unproven properties............................    19,123      19,123
  Other..........................................     4,742       4,688
  Less accumulated depreciation, depletion
    and amortization.............................  (251,061)   (244,454)
                                                   ---------   ---------
    Net property, plant and equipment............   146,611     147,387
                                                   ---------   ---------
Other assets.....................................       136         687
                                                   ---------   ---------
    Total assets.................................  $167,497    $164,776
                                                   =========   =========

    Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable...............................  $ 10,733    $ 10,284
  Accrued liabilities - oil and gas
    properties...................................     2,482       2,380
  Accrued liabilities - other....................     3,885       2,766
  Income tax payable.............................       511          74
                                                   ---------   ---------
    Total current liabilities....................    17,611      15,504
                                                   ---------   ---------
Deferred income taxes............................     9,208       5,628
                                                   ---------   ---------
Other liabilities................................     4,308       2,728
                                                   ---------   ---------
Long-term debt...................................    71,000      87,000
                                                   ---------   ---------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1 par value; 690,000
    shares issued and outstanding,
    liquidation value of $34,500,000.............      690         690
  Common stock, $1 par value; 6,735,620
    shares issued in 2002; 6,098,652 shares
    issued and outstanding in 2001...............    6,736       6,099
  Additional paid-in capital.....................   53,366      46,729
  Treasury stock (11,900 shares) at cost.........     (132)          -
  Unearned compensation..........................   (1,273)       (828)
  Retained earnings..............................    5,983       1,226
                                                  ---------   ---------
    Total shareholders' equity...................   65,370      53,916
                                                  ---------   ---------
    Total liabilities and shareholders' equity... $167,497    $164,776
                                                  =========   =========

See accompanying Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Howell Corporation and Subsidiaries

                                                 Nine Months Ended September 30,
                                                        2002       2001
                                                        ----       ----
                                                         (In thousands)
OPERATING ACTIVITIES:
Net earnings from operations.......................  $ 14,494    $ 17,041
Adjustments for non-cash items:
  Depreciation, depletion and amortization.........     8,819       6,651
  Deferred income taxes............................     3,580       3,694
  Other............................................       379         225
                                                     ---------   ---------
Earnings from operations plus non-cash operating
     items.........................................    27,272      27,611
Changes in components of working capital:
  Decrease (increase) in trade accounts
     receivable....................................    (3,396)      3,189
  Decrease (increase) in income tax receivable.....       221        (506)
  Increase in other current assets.................       (31)     (1,604)
  Increase (decrease) in accounts payable..........       457      (1,762)
  Increase in accrued and other liabilities........     2,793       3,974
  Increase in income tax payable...................       437         909
                                                     ---------   ---------
Cash provided by operating activities..............    27,753      31,811
                                                     ---------   ---------

INVESTING ACTIVITIES:
Proceeds from the disposition of property..........       123         667
Additions to property, plant and equipment.........    (8,166)    (22,478)
Other, net.........................................       551        (157)
                                                     ---------   ---------
Cash utilized in investing activities..............    (7,492)    (21,968)
                                                     ---------   ---------

FINANCING ACTIVITIES:
Repayments under revolving credit agreement, net...   (16,000)     (1,000)
Cash dividends:
     Common shareholders...........................      (784)       (712)
     Preferred shareholders........................    (1,811)     (1,811)
Stock options exercised............................       176         167
Stock purchased and reissued as restricted shares..      (868)     (1,060)
Stock purchased for treasury.......................      (132)          -
                                                     ---------   ---------
Cash utilized in financing activities..............   (19,419)     (4,416)
                                                     ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS..........       842       5,427
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....     7,442       5,553
                                                     ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........  $  8,284    $ 10,980
                                                     =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest...........................................  $  2,206    $  3,436
                                                     =========   =========
Income taxes.......................................  $  3,561    $  4,868
                                                     =========   =========


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Howell Corporation and Subsidiaries
September 30, 2002 and 2001


Note 1 - Basis of Financial Statement Preparation

The unaudited consolidated financial statements included herein have been prepared by Howell Corporation (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (all of which are normal and recurring) have been made which are necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2001. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Form 10-K.


Note 2 - Financial Instruments and Hedging Activities

In order to mitigate the effects of future price fluctuations, the Company from time to time uses limited programs to hedge its production. Futures and options contracts are used as the hedging tools.

There were no hedging tools in place during the first nine months of 2002.

During the second quarter of 2001, the Company purchased a put option covering 4,000 barrels of oil per day for calendar months June through December 2001, allowing it to benefit should the NYMEX price for oil fall below $23.40 per barrel. The premium paid was $0.4 million and the market value of the position and its carrying value at September 30, 2001, was $0.5 million.

During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU of natural gas per day for NYMEX contract months March through December 2001, allowing it to benefit should the NYMEX price for gas fall below $3.50 per MMBTU. The premium paid was $0.3 million and the market value of the position and its carrying value at September 30, 2001, was $0.9 million.

The  Company   recognizes  changes  in  the  market  value  of  the  derivative instruments in earnings for the respective period.


Note 3 - Accumulated Depreciation, Depletion and Amortization

The Company's depletion rate for the three months ended September 30, 2002 and 2001, was $2.58 per equivalent barrel for each period. The depletion rate for the nine months ended September 30, 2002 and 2001, was $2.67 and $2.46 per equivalent barrel, respectively.


Note 4 - Merger Agreement

On September 29, 2002, the Company entered into an agreement to be acquired by Houston-based Anadarko Petroleum Corporation ("Anadarko") in a cash merger in which the Company's common stockholders are to receive $20.75 per share and holders of the Company's $3.50 Convertible Preferred Stock, Series A are to receive $76.15 per share. The boards of directors of Howell and Anadarko have unanimously approved the acquisition, which is expected to close in late 2002, subject to customary conditions, including approval by holders of a majority of Howell common stock. Certain Howell directors, officers and founding-family members, representing about 41% of common shares outstanding have agreed to vote their shares in favor of the transaction with Anadarko.

Note 5 - Acquisitions and Dispositions

On November 20, 2001, the Company purchased an additional interest in the Elk Basin Field for $26.0 million. The purchase gave the Company approximately 64% of the working interest in the field. The following pro forma information assumes that the effective date of the acquisition was January 1, 2001. Adjustments have been made to reflect changes in the Company's results from revenues and direct operating expenses of producing properties acquired, additional interest expense to reflect the acquisition, and depreciation, depletion and amortization based on fair values assigned to the assets acquired. The unaudited pro forma financial data is not necessarily indicative of financial results that would have occurred had the acquisition occurred at the beginning of each period and should not be viewed as indicative of operations in future periods.

                                                   Pro forma Unaudited
                                         Three Months Ended      Nine Months Ended
                                                   September 30, 2001
                                                   ------------------
                                         (In thousands, except per share amounts)

    Revenues.................................. $25,502               $80,764
    Net earnings from operations.............. $ 5,323               $19,561
    Net earnings per common share - basic..... $  0.72               $  2.70
    Net earnings per common share - diluted... $  0.56               $  2.06

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


Note 6 - Litigation

There are various lawsuits and claims against the Company arising in the ordinary course of business, none of which, in the opinion of management, will have a material adverse effect on the Company.


Note 7 - Earnings per Share

Prior periods' earnings per share ("EPS") have been calculated after giving retroactive effect to the 10% stock dividend declared and issued in the first quarter of 2002.

Basic EPS amounts are calculated using the average number of common shares outstanding during each period less the average number of restricted shares outstanding during each period. Diluted EPS assumes conversion of dilutive convertible preferred stock and exercise of all stock options having exercise prices less than the average market price of the common stock, and assumes the lapse of restrictions with respect to restricted stock, using the treasury stock method.

The tables below present the reconciliation of the numerators and denominators in calculating diluted EPS from operations in accordance with Statement of Financial Accounting Standards No. 128.


Three Months Ended September 30, 2002
                                                      Increase in      Earnings
                                                       Number of         per
                                         Increase        Common      Incremental
                                        in Income        Shares         Share
                                       -----------    -----------    -----------
Common stock options and
   restricted stock................             -        366,479            -
Dividends on convertible
   preferred stock.................    $  603,750      2,532,300        $0.24

                   Computation of Diluted Earnings per Share

                                         Income          Common          Per
                                        Available        Shares         Share
                                       -----------    -----------    -----------
                                       $5,701,250     $6,499,210        $0.88
Common stock options and
   restricted stock................             -        366,479            -
                                       -----------    -----------    -----------
                                        5,701,250      6,865,689         0.83     Dilutive
Dividends on convertible
   preferred stock.................       603,750      2,532,300            -
                                       -----------    -----------    -----------
                                       $6,305,000      9,397,989        $0.67     Dilutive
                                       ===========    ===========    ===========

Note: Because EPS decreases from $0.88 to $0.83 when common stock options and restricted stock are included in the computation and because EPS decreases from $0.83 to $0.67 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.67.




Three Months Ended September 30, 2001
                                                      Increase in      Earnings
                                                       Number of         per
                                         Increase        Common      Incremental
                                        in Income        Shares         Share
                                       -----------    -----------    -----------
Common stock options and
   restricted stock................             -        333,429            -
Dividends on convertible
   preferred stock.................    $  603,750      2,532,300        $0.24

                   Computation of Diluted Earnings per Share

                                         Income          Common          Per
                                        Available        Shares         Share
                                       -----------    -----------    -----------
                                       $4,112,250      6,560,989        $0.63
Common stock options and
   restricted stock................             -        333,429            -
                                       -----------    -----------    -----------
                                       $4,112,250      6,894,418         0.60     Dilutive
Dividends on convertible
   preferred stock.................       603,750      2,532,300           -
                                       -----------    -----------    -----------
                                       $4,716,000      9,426,718        $0.50     Dilutive
                                       ===========    ===========    ===========


Note: Because EPS decreases from $0.63 to $0.60 when common stock options and restricted stock are included in the computation and because EPS decreases from $0.60 to $0.50 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $0.50.


Nine Months Ended September 30, 2002
                                                      Increase in      Earnings
                                                       Number of         per
                                         Increase        Common      Incremental
                                        in Income        Shares         Share
                                       ------------   -----------    -----------
Common stock options and
   restricted stock................             -        318,119            -
Dividends on convertible
   preferred stock.................    $1,811,250      2,532,300        $0.72

                   Computation of Diluted Earnings per Share

                                         Income          Common          Per
                                        Available        Shares         Share
                                       ------------   -----------    -----------
                                       $12,682,750     6,520,791        $1.94
Common stock options and
   restricted stock................              -       318,119            -
                                       ------------   -----------    -----------
                                        12,682,750     6,838,910         1.85     Dilutive
Dividends on convertible
   preferred stock.................      1,811,250     2,532,300            -
                                       ------------   -----------    -----------
                                       $14,494,000     9,371,210        $1.55     Dilutive
                                       ============   ===========    ===========

Note: Because EPS decreases from $1.94 to $1.85 when common stock options and restricted stock are included in the computation and because EPS decreases from $1.85 to $1.55 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $1.55.

Nine Months Ended September 30, 2001
                                                      Increase in      Earnings
                                                       Number of         per
                                         Increase        Common      Incremental
                                        in Income        Shares         Share
                                       ------------   -----------    -----------
Common stock options and
   restricted stock................             -        372,438            -
Dividends on convertible
   preferred stock.................    $1,811,250      2,532,300        $0.72

                   Computation of Diluted Earnings per Share

                                         Income          Common          Per
                                        Available        Shares         Share
                                       ------------   -----------    -----------
                                       $15,229,750     6,585,680        $2.31
Common stock options and
   restricted stock................             -        372,438            -
                                       ------------   -----------    -----------
                                        15,229,750     6,958,118         2.19     Dilutive
Dividends on convertible
   preferred stock.................      1,811,250     2,532,300            -
                                       ------------   -----------    -----------
                                       $17,041,000     9,490,418        $1.80     Dilutive
                                       ============   ===========    ===========


Note: Because EPS decreases from $2.31 to $2.19 when common stock options and restricted stock are included in the computation and because EPS decreases from $2.19 to $1.80 when the convertible preferred shares are included in the computation, those common stock options, restricted stock and convertible preferred shares are dilutive. Therefore, diluted EPS is reported as $1.80.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company's financial condition, results of operations, capital resources and liquidity. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.


RESULTS OF OPERATIONS

The Company's principal business segment is oil and gas production. Results of operations for the three and nine months ended September 30, 2002 and 2001, are discussed below.

Oil and Gas Production


                                Three Months Ended     Nine Months Ended
                                   September 30,         September 30,
                                  2002      2001        2002      2001
                                  ----      ----        ----      ----
                              (In thousands, except operating information)
Revenues:
Sales of oil and natural gas.   $26,206   $20,634     $68,045   $65,429
Other........................       179       913         530     1,928
                                -------   -------     -------   -------
     Total revenues..........    26,385    21,547      68,575    67,357

Operating expenses...........    15,984    13,514      44,027    38,274
                                -------   -------     -------   -------
Operating profit.............   $10,401   $ 8,033     $24,548   $29,083
                                =======   =======     =======   =======

Operating information:
Average net daily production:
    Oil (Bbls)...............     9,655     8,299       9,639     8,062
    NGL (Bbls)...............       697       276         653       342
    Natural gas (Mcf)........    10,342     7,985       9,269     7,718
    Equivalent (Bbls)........    12,076     9,906      11,837     9,690

Average sales prices:
    Oil (Bbls)...............   $ 26.45   $ 24.48     $ 23.03   $ 24.94
    NGL (Bbls)...............   $ 16.93   $ 15.82     $ 15.28   $ 22.09
    Natural gas (per Mcf)....   $  1.71   $  2.10     $  1.87   $  4.02


Revenues for the three months ended September 30, 2002, increased $4.8 million when compared to the three months ended September 30, 2001. The increase was primarily due to a 16% increase in oil production, a 153% increase in NGL production and a 30% increase in gas production. The increase in revenue was partially offset by a 19% decrease in the average natural gas price. The increase in production was primarily due to the purchase of an additional interest in the Elk Basin field during 2001 and successful development drilling in the Elk Basin field. The decrease in other revenues was primarily due to $0.6 million of income as a result of the commodity contracts during the third quarter of 2001. See Note 2 of Notes to the Consolidated Financial Statements.

For the nine months ended September 30, 2002, revenues increased $1.2 million from the same period in 2001. The change was primarily due to a 20% increase in oil and gas production and a 91% increase in NGL production. The increase was partially offset by a 53% decrease in average gas prices, an 8% decrease in average oil prices, and a 31% decrease in average NGL prices. The increase in production was primarily due to the purchase of additional interests in the Elk Basin and Salt Creek fields during 2001. The decrease in other revenues was primarily due to $1.1 million of income as a result of the commodity contracts during 2001. Additionally, during 2002, there have been no sales of purchased gas which amounted to $0.4 million in 2001. See
Note 2 of Notes to the Consolidated Financial Statements.

Operating expenses increased $2.5 million during the third quarter of 2002 when compared to the third quarter of 2001. An increase in general and administrative expenses of $0.8 million, an increase in production taxes of $0.6 million, an increase in other lease operating expenses of $0.6 million and an increase of $0.5 million in depreciation, depletion and amortization expense related to increased production were primarily responsible for the increased expenses. These were primarily due to the additional interest acquired in the Elk Basin field during 2001, a reduction in overhead credits received and increased production. Also contributing to the increase were $0.5 million of costs associated with the proposed merger.

For the nine months ended September 30, 2002, operating expenses increased $5.8 million when compared to the same period in 2001. The primary reason for the increase was a $2.2 million increase in depreciation, depletion and amortization expense, a $2.1 million increase in general and administrative expenses, and a $1.5 million increase in production taxes and other lease operating expenses. These were primarily due to the additional interests acquired in the Salt Creek and Elk Basin fields during 2001, resulting in increased production, higher benefit costs and a reduction in overhead credits received. The increase also reflected $0.5 million of costs associated with the proposed merger.

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

During the fourth quarter of 2000, the Company purchased a put option covering 7,500 MMBTU of natural gas per day for NYMEX contract months March through December 2001, allowing it to benefit should the NYMEX price for gas fall below $3.50 per MMBTU. The premium paid was $0.3 million and the market value of the position and its carrying value at September 30, 2001, was $0.9 million. The change in market value resulted in earnings of $0.6 million and $1.0 million for the three and nine months ended September 30, 2001, respectively.

The Company's operating profit increased $2.4 million for the three months ended September 30, 2002, when compared to the same period in 2001. The increase was primarily due to higher production and higher oil prices partially offset by increased operating costs resulting from the additional interest acquired in the Elk Basin field during 2001.

The Company's operating profit decreased $4.5 million for the nine months ended September 30, 2002, when compared to the nine months ended September 30, 2001. The decrease was primarily due to lower energy prices and increased operating costs, partially offset by higher production, resulting from the additional interests acquired in the Salt Creek and Elk Basin fields during 2001.


Interest Expense

Interest expense for the three and nine months ended September 30, 2002, decreased $0.3 million and $1.1 million, respectively, from the 2001 level. The decrease was primarily the result of a decrease in average interest rates of 1.8% and 3.0% for the three and nine months ended September 30, 2002, respectively. An increase in average debt outstanding of $9.3 million and $14.4 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods of 2001, partially offset the decrease in rates.

Provision for Income Taxes

The Company's effective tax rate for the three and nine months ended September 30, 2002 and 2001 was 35%.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations, before working capital changes, for the nine months ended September 30, 2002, was $27.3 million. This compares to $27.6 million for the same period during 2001. The Company's debt decreased by $16.0 million during the first nine months of 2002 while there was a $1.0 million decrease during the first nine months of 2001. Capital expenditures for the nine months ended September 30, 2002, were $8.2 million compared to $22.5 million for the 2001 period.

The Company's total debt, all long-term, at September 30, 2002, was $71.0 million. At September 30, 2002, the Company's borrowing base under the terms of its Credit Facility was $115.0 million. The banks have made commitments totaling $100.0 million under the facility and the Company has the right to borrow up to the lesser of the borrowing base or the total of those commitments. The Company also has the right to seek increased commitments from the banks that are party to the facility or to bring in additional banks.

During the first nine months of 2002, the Company paid common dividends of $0.8 million and preferred dividends of $1.8 million. During this period the Company also acquired 11,900 shares of its common stock.

On September 29, 2002, the Company entered into an agreement to be acquired by Houston-based Anadarko in a cash merger in which the Company's common stockholders are to receive $20.75 per share and holders of the Company's $3.50 Convertible Preferred Stock, Series A are to receive $76.15 per share.


UNPROVEN PROPERTIES

The Company acquired significant oil and gas properties in 1997. One of those properties, the Salt Creek Field, was identified as having significant potential beyond its existing producing reserves through a CO2 tertiary recovery. Accordingly, a portion of the acquisition cost was allocated to
this  CO2  flood   candidate.   In  light  of  the   unusually  low  oil  price
environment for nearly two years following the acquisition, limited evaluation work was done during that period. With the improvement in oil prices, Company personnel and consultants studied the Salt Creek property to determine the feasibility of such a project. The study culminated in a recommendation to the Board of Directors in 2001 to implement a pilot CO2 flood, estimated to cost $10.6 million, $8.2 million of which would be spent in the first three years. The Board approved the capital expenditures necessary to fund the pilot.

In order to commence the flood, a CO2 pipeline has to be extended into the area. The Company had discussions and negotiations with parties who have the experience and the capital resources necessary to build, fund and operate such a line. These discussions ultimately resulted in our agreement to be acquired by Anadarko. Should the proposed merger with Anadarko not occur, funding for the pilot would be expected to come from internally generated cash flow, but expenditures would not commence until a CO2 supply is assured.
While a successful pilot would be encouraging, additional pilots might be necessary in order to prove the method effective across the field.

At September 30, 2002, $14.6 million attributable to the Salt Creek CO2 pilot is included in unproven properties on the balance sheet. If the CO2 flood project is abandoned or not successful, the associated costs will be transferred to the full cost pool and would result in increasing depletion expense in future periods. The Company has not recognized any proved reserves attributable to the CO2 potential of the Salt Creek field.

FORWARD-LOOKING STATEMENTS

This Form 10-Q  includes  "forward-looking  statements"  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the nature of the Company's oil and gas reserves, productive wells, acreage, and drilling activities, the adequacy of the Company's financial resources, current and future industry conditions and the potential effects of such matters on the Company's business strategy, results of operations and financial position, are forward-looking statements. Words such as "anticipate", "expect", "project", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from expectations ("Cautionary Statements"), include without limitation, the failure of the requisite number of the Company's common stockholders to approve the Company's acquisition by Anadarko, fluctuations of the prices received for the Company's oil and natural gas, uncertainty of drilling results and reserve estimates, competition from other exploration, development and production companies, operating hazards, abandonment costs, the effects of governmental regulation and the leveraged nature of the Company, are stated herein in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A of Form 10-K for the year ended December 31, 2001.


Item 4.  Controls and Procedures

Within ninety days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed so that the information required to be disclosed in the reports we file or submit under the
Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. We have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls since the date of that evaluation.

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)   Exhibits

          2.1 Agreement and Plan of Merger dated as of September 29, 2002, by and among Howell Corporation, Anadarko Petroleum Corporation, and Belair Merger Corp. whereby Anadarko Petroleum Corporation will acquire Howell Corporation.

         10.1 Severance Program for Executives

         99.1 Certification of Chief  Executive  Officer  Pursuant  to 18 U.S.C.
              Section   1350,  as  Adopted   Pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

         99.2 Certification or Chief Financial Officer  Pursuant  to  18  U.S.C.
              Section   1350,  as  Adopted   Pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K

         A report on Form 8-K was filed September 30, 2002 announcing the proposed acquisition of Howell Corporation by Anadarko Petroleum Corporation.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Howell Corporation
                                   ------------------
                                   (Registrant)



Date:  November 7, 2002            /s/  ALLYN R. SKELTON, II
                                   -------------------------------------
                                   Allyn R. Skelton, II
                                   Vice President & Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                CERTIFICATIONS
I, Richard K. Hebert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Howell Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                                           /s/ RICHARD K. HEBERT
                                           ---------------------
                                           Richard K. Hebert
                                           Chief Executive Officer

I, Allyn R. Skelton, II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Howell Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

                                           /s/ ALLYN R. SKELTON, II
                                           ------------------------
                                           Allyn R. Skelton, II
                                           Vice President & Chief Financial
                                           Officer